Form 10-Q
period 2001-06-30
HORIZON TELCOM INC
filed 2001-08-14
CIK 1139218

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001 or

[ ] Transition report pursuant to Section 13 or 13(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-32617


                              Horizon Telcom, Inc.
             (Exact name of Registrant as specified in its charter)


          Ohio                                        31-1449037
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                               68 East Main Street
                          Chillicothe, Ohio 45601-0480
                    (Address of principal executive offices)

                                 (740) 772-8200
                         (Registrant's telephone number,
                             including area code).

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No [X]*

*The Registrant's Form 10 became effective June 30, 2001.

                 Outstanding common stock, as of June 30, 2001:
                      99,726 shares of class A common stock
                     299,301 shares of class B common stock

                              HORIZON TELCOM, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

  Item                                                                  Page No.
  ----                                                                  --------

Item 1.   FINANCIAL STATEMENTS.................................................1

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL...................13

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........25

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...........................27

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................27

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................28

                          PART I. FINANCIAL INFORMATION


                          Item 1. FINANCIAL STATEMENTS

HORIZON TELCOM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As Of June 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------

                                                                     June 30,          December 31,
                                                                       2001                2000
                                                                --------------------  -------------------
                                                                    (unaudited)
           ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                      $  59,270,448        $  192,011,997
     Accounts receivables, less allowance for doubtful
         accounts of $2,441,000 and $1,891,000 at
         June 30, 2001 and December 31, 2000                           16,823,213            11,329,628
     Inventories                                                        5,586,423             6,756,789
     Prepayments, investments and other                                27,305,843             7,790,987
                                                                --------------------  --------------------
              Total current assets                                    108,985,927           217,889,401
                                                                --------------------  --------------------

DEFERRED CHARGES AND OTHER ASSETS:
     Intangibles, net                                                  51,455,824            52,879,934
     Unamortized debt expense and other assets                         21,429,239            19,754,305
                                                                --------------------  --------------------
              Total deferred charges and other assets                  72,885,063            72,634,239
                                                                --------------------  --------------------

PROPERTY, PLANT AND EQUIPMENT:
     In service                                                       228,588,310           170,960,204
     Less - accumulated depreciation                                  (58,671,026)          (49,027,055)
                                                                --------------------  --------------------
              Property, plant and equipment in service, net           169,917,284           121,933,149

   Construction work in progress                                       71,481,756            53,608,590
                                                                --------------------  --------------------
              Total property, plant and equipment                     241,399,040           175,541,739
                                                                --------------------  --------------------
                               Total assets                        $  423,270,030        $  466,065,379
                                                                ====================  ====================


(Continued on next page)

HORIZON TELCOM, INC. AND SUBSIDIARIES

As Of June 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------

                                                                       June 30,           December 31,
                                                                         2001                 2000
                                                                  --------------------  --------------
                                                                      (unaudited)
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Lines of credit                                                $    15,267,338         12,767,338
     Current maturities of long-term debt                                 2,000,000          2,000,000
     Accounts payable and other accrued liabilities                      35,596,138         50,087,470
                                                                  ------------------    ---------------
              Total current liabilities                                  52,863,476         64,854,808
                                                                  ------------------    ---------------

LONG-TERM DEBT AND OTHER LIABILITIES:
     Notes Payable                                                      196,762,218        185,283,104
     Senior Notes                                                        20,000,000         20,000,000
     Deferred income and other liabilities                               20,985,077         19,121,752
                                                                  ------------------   -----------------
              Total long-term debt and other liabilities                237,747,295        224,404,856

MINORITY INTEREST                                                                 -            983,883

CONVERTIBLE PREFERRED STOCK                                             139,772,789        134,421,881

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - class A, no par value, 200,000 shares
         authorized,                                                        423,836            423,836
         99,726 shares issued, stated at $4.25 per share
     Common stock - class B, no par value, 500,000 shares authorized,     1,272,029          1,272,029
         299,301  shares issued, stated at $4.25 per share
     Additional paid-in capital                                          72,188,906         72,354,113
     Accumulated other comprehensive income (loss)                         (353,073)                 -
     Deferred compensation                                               (1,283,345)        (1,503,889)
     Treasury stock - 36,707 and 43,947 shares at cost at June 30,       (5,504,700)        (6,624,962)
         2001 and December 31, 2000, respectively
     Retained deficit                                                   (73,857,183)       (24,521,176)
                                                                      ----------------- -----------------

         Total stockholders' equity (deficit)                            (7,113,530)        41,399,951
                                                                      ----------------- -----------------

             Total liabilities and stockholders' equity (deficit)     $ 423,270,030     $  466,065,379
                                                                      ================= =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2001 and June 30, 2000
(unaudited)
-------------------------------------------------------------------------------

                                                       For the Three Months Ended       For the Six Months Ended
                                                                   June 30,                        June 30,
                                                       ------------------------------   --------------------------------
                                                            2001             2000               2001          2000
                                                       ---------------  -------------   --------------   ---------------

OPERATING REVENUES:
     Basic local and long-distance service             $    4,206,738    $  4,412,950       $   8,400,818    $ 8,862,953
     Network access                                         4,011,701       3,784,856           9,040,454      8,613,856
     Internet access services                                 826,627         882,049           1,589,731      1,836,861
     Equipment systems sales, information services          1,981,413       1,848,918           3,416,918      3,308,576
         and other revenues
     Personal Communications Services revenue              23,229,724       4,839,692          41,365,738      7,831,391
     PCS equipment revenues                                 1,498,774         476,617           2,574,737      1,095,245
                                                       ---------------  ----------------    --------------   ------------
           Total operating revenues                        35,754,977      16,245,082          66,388,396     31,548,882
                                                       ---------------  ----------------    --------------   --------------

OPERATING EXPENSES:
     Cost of goods sold                                     2,521,578       1,570,185           4,861,436      3,376,379
     Cost of services (exclusive of items shown
         separately below)                                 21,264,371       7,303,179          40,423,902     13,177,000
     Selling, general and administrative expenses
         (exclusive of items shown separately below)       24,944,770      10,156,909          42,494,243     18,177,438
     Non-cash compensation expense                            835,172         112,179             945,444        374,996
     Depreciation and amortization                          6,239,747       2,623,337          11,374,123      5,144,402
                                                       ---------------  --------------     --------------   ------------
              Total operating expenses                     55,805,638      21,765,789         100,099,148     40,250,215
                                                       ---------------  --------------     --------------   ------------

OPERATING LOSS                                            (20,050,661)     (5,520,707)        (33,710,752)    (8,701,333)
                                                       ---------------  ----------------    --------------   -----------
NONOPERATING INCOME (EXPENSE):
     Subsidiaries preferred stock dividends                (2,717,954)              -          (5,353,577)           -
     Interest income and other, net                         1,427,999         309,495           4,430,539        664,136
     Interest expense, net                                 (7,037,469)     (1,543,801)        (13,800,872)    (2,735,308)
                                                       ---------------  ----------------    --------------   -----------
         Total non operating income (expense)              (8,327,424)     (1,234,306)        (14,723,910)    (2,071,172)
                                                       ---------------  ----------------    --------------   -----------

LOSS BEFORE INCOME TAX EXPENSE                            (28,378,085)     (6,755,013)        (48,434,662)   (10,772,505)

INCOME TAX (EXPENSE) BENEFIT                                 (346,063)         (6,492)         (1,023,968)        93,660

MINORITY INTEREST IN (INCOME) LOSS                           -                (51,653)            983,883        (51,653)
                                                       ---------------  ----------------    --------------   -------------
NET LOSS                                               $  (28,724,148)  $  (6,813,158)       $(48,474,747)  $(10,730,498)
                                                       ===============  ================    ==============  =============

Basic and diluted loss per share                       $       (79.28)  $      (20.61)       $    (135.14)  $     (31.70)
                                                       ===============  ================    ==============  =============

Weighted average shares outstanding                           362,320         330,607             358,696        338,455
                                                       ===============  ================    ==============  =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Other Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2001 and June 30, 2000
(unaudited)
-------------------------------------------------------------------------------


                                        For the Three Months Ended June 30,       For the Six Months Ended June 30,
                                       --------------------------------------     -----------------------------------
                                             2001                 2000                2001                2000
                                       ------------------    ----------------     --------------    ----------------

Net loss available to common
     stockholders                      $    (28,724,148)     $   (6,813,158)      $ (48,474,747)     $   (10,730,498)
Net unrealized loss on derivative
     instruments                                (54,168)             -                (353,073)             -
                                       ------------------    ----------------     --------------    ----------------
Total comprehensive (loss)             $    (28,778,316)     $   (6,813,158)      $ (48,827,820)     $   (10,730,498)
                                       ==================    ================     ==============    ================


The accompanying notes are an integral part of these condensed consolidated financial statements.


HORIZON TELCOM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2001 and 2000
(unaudited)
--------------------------------------------------------------------------------

                                                                          Six Months Ended June 30,
                                                                    --------------------------------------
                                                                          2001                2000
                                                                    ------------------  ------------------

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES             $   (37,857,168)      $     816,542
                                                                    ------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                            (73,151,559)        (15,494,611)
     Investment in joint venture                                                    -          (1,032,000)
     Purchase of short term investments and other                         (24,880,965)                  -
     Proceeds from sale of fixed assets                                             -             700,000
     Cash acquired in acquisition of BPCS                                           -           4,926,803
     Proceeds from return of investments in RTFC subordinated
         capital certificates                                               2,895,646               -
                                                                    ------------------  ------------------
              Net cash used in investing activities                       (95,136,878)        (10,899,808)
                                                                    ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Notes payable - borrowing                                              2,500,000          14,802,433
     Deferred financing fees and other                                     (1,381,933)         (1,340,435)
     Treasury stock received as a dividend                                     (4,310)               -
     Dividends paid                                                          (861,260)           (917,479)
                                                                    ------------------  ------------------
             Net cash provided by financing activities                        252,497          12,544,519
                                                                    ------------------  ------------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                     (132,741,549)          2,461,253

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            192,011,997           3,791,455
                                                                    ------------------  ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $     59,270,448     $     6,252,708
                                                                    ==================  ==================


The accompanying notes are an integral part of these condensed consolidated financial statements.


HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
June 30, 2001
(Unaudited)
--------------------------------------------------------------------------------

(1)  General

     The results of operations for the interim periods shown are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of Management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the three and six months ended June 30, 2001 and 2000. All such adjustments are of a normal recurring nature.

(2)  Organization and Business Operations

     The Company provides a variety of voice and data services to commercial, residential/small business and local market segments. The Company provides landline telephone service, VDSL television service, and Internet access services to the southern Ohio region, principally in and surrounding Chillicothe, Ohio. The Company also provides PCS operations to a twelve state region in the Midwest, including Ohio, Indiana, Virginia, Pennsylvania, Tennessee and West Virginia, as an affiliate of Sprint PCS.

     On April 26, 2000, Horizon Telcom, Inc. formed Horizon PCS, Inc. On June 27, 2000, Horizon Telcom, Inc. transferred 100% ownership of Horizon Personal Communications, Inc. to Horizon PCS in exchange for 53,806,200 shares of stock of Horizon PCS. This transfer was accounted for as a reorganization of companies under common control in a manner similar to a pooling-of-interests in the consolidated financial statements. Horizon Personal Communications, Inc. will continue to exist and conduct business as a wholly-owned subsidiary of Horizon PCS.

     The accompanying condensed consolidated financial statements reflect the operations of Horizon Telcom, Inc. (the Company) and its subsidiaries, The Chillicothe Telephone Company (Chillicothe Telephone), Horizon PCS, Inc. (Horizon PCS), Horizon Services, Inc. (Services), and United Communications, Inc. (United). All material intercompany transactions and balances have been eliminated in consolidation.

(3)  Summary of Significant Accounting Policies

     Note 1 to  the  Notes  to  the  Consolidated  Financial  Statements  in the
     Company's December 31, 2000 Financial Statements, contained in the Company's Form 10, summarizes the Company's significant accounting policies.

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

     Net Loss per Share

     The Company computes net loss per common share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98. Basic and diluted loss per share is computed by dividing loss, for each period, by the weighted-average outstanding common shares. No conversion of common stock equivalents (stock options granted by the Company) has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
June 30, 2001
(Unaudited
--------------------------------------------------------------------------------


     amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. Horizon PCS has issued stock options, stock purchase warrants and convertible preferred stock, which may impact minority interest and the related earnings or loss of the Company.

     Accounting for Rate Regulation

     Chillicothe Telephone is subject to rate-regulation. SFAS No. 71, Accounting for the Effects of Certain Types of Rate Regulation, provides that rate-regulated utilities account for revenues and expenses and report assets and liabilities consistent with the economic effect of the way in which the regulators establish rates. Chillicothe Telephone follows the accounting and reporting requirements of SFAS No. 71. As of June 30, 2001, the Company has recorded regulatory assets and liabilities of approximately $464,000 and $1,300,000, respectively. As of December 31, 2000, regulatory assets and liabilities were approximately $600,000 and $475,000, respectively.

     Financial Instruments

     The Company's policies do not permit the use of derivative financial instruments for speculative purposes. The Company uses interest rate swaps to manage interest rate risk. The net amount paid or received on interest rate swaps is recognized as an adjustment to interest expense.

     The Company has adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities. These statements established accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Pursuant to the derivative criteria established by SFAS No. 133, items with exposure to variability in expected future cash flows that is attributable to a particular risk is considered a cash flow hedge. The exposure may be associated with an existing recognized asset or liability such as future interest payments on variable-rate debt.

     In January, 2001, Horizon PCS entered into an interest rate swap with a notional amount of $25,000,000. The swap has been designated as a hedge of a portion of the future variable interest cash flows expected to be paid on borrowings under its senior secured credit facilities. For the three and six months ended June 30, 2001, Horizon PCS recorded an unrealized loss of approximately $54,000 and $353,000, respectively, in other comprehensive income (loss) associated with the change in the fair value of the swap. Horizon PCS also recognized other expense of approximately $77,000, for the three and six months ended June 30, 2001, related to the decline in effectiveness of the hedge.

     Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2000 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
June 30, 2001
(Unaudited)
--------------------------------------------------------------------------------


     acquisition.   This  statement  also  addresses  financial  accounting  and reporting for goodwill and other intangible assets subsequent to their acquisition.

     These statements will be adopted by the Company on January 1, 2002. Goodwill amortization will cease as of December 31, 2001 and the Company will be required to complete an impairment test of the remaining goodwill balance annually (more frequently if impairment indicators arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of June 30, 2001, Horizon PCS has goodwill of approximately $7,386,000 related to the acquisition of Bright PCS in June 2000. The valuation of this goodwill would be subject to an impairment test at the date of adoption.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the 2001 presentation.

(4)  Acquisitions

     During 1999 Horizon PCS entered into a joint venture agreement through the purchase of 25.6% of Bright Personal Communications Services, LLC (Bright). The investment was accounted for under the equity method. The joint venture was established in October 1999 to provide personal communications services in Ohio, Indiana, and Michigan.

     On June 27, 2000, Horizon PCS acquired the remaining 74.4% of Bright in exchange for approximately 8% of Horizon PCS' class B common stock (4,678,800 shares valued at approximately $34,000,000) and approximately 40% of the Horizon Telcom, Inc. common stock owned by Horizon PCS (31,912 shares valued at $15,300,000).

     This acquisition was treated as a purchase for accounting purposes. The condensed consolidated statement of operations includes the results of Bright from June 28, 2000.

     In conjunction with this transaction, Horizon PCS also acquired the Bright management agreement with Sprint PCS and, with it, the right to operate using Sprint PCS licenses in Bright's markets. Horizon PCS has recognized an intangible asset totaling $33,000,000 related to this licensing agreement which will be amortized over 20 years, the initial term of the underlying management agreement. Amortization commenced in June 2000. Amortization expense for the three and six months ended June 30, 2001 is approximately $427,000 and $854,000; amortization expense for the three and six months ended June 30, 2000 is $14,000.

     The purchase price, exceeds the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill will be amortized on a straight-line basis over 20 years. Amortization commenced in June 2000. Amortization expense for the three and six months ended June 30, 2001 is approximately $97,000 and $194,000; amortization expense for the three and six months ended June 30, 2000 is $2,000 (see Note 3).

     The purchase price allocation of the fair value of assets acquired and liabilities assumed is summarized below:

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
June 30, 2001
(Unaudited)
--------------------------------------------------------------------------------



                Working capital                      $   2,072,000
                Property and equipment                   6,328,000
                Sprint PCS licenses                     33,000,000
                Goodwill                                 7,777,752
                Other assets                               122,000

     The following unaudited pro forma summary presents the net revenues, net loss and loss per share from the combination of the Company and Bright, as if the acquisition had occurred at the beginning of the 2000 fiscal year. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of the future results of operations of the combined enterprise:

                                               Three Months Ended June       Six Months Ended June
                                                        30, 2000                     30, 2000
                                               ---------------------------    -----------------------

          Net revenue..........................         $ 15,991,523               $ 31,041,765
          Net loss ............................          (7,562,555)               (11,532,931)
          Basic and diluted loss per share.....              (22.87)                    (34.08)

     Prior to acquisition, Bright had not commenced revenue-generating operations and was paying a management fee to its investor, Horizon PCS. The management fee recognized by Horizon PCS in the period prior to the acquisition date is included in net revenue in the accompanying Statement of Operations. In the pro forma disclosure above, this management fee revenue is fully eliminated.

(5)  Segment Information

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires companies to define and report financial and descriptive information about its operating segments. The Company is organized around the differences in products and services it offers. Under this organizational structure, the Company operates in two reportable business segments: landline telephone services and wireless personal communications services. The landline telephone services segment includes three major revenue streams: basic local service, long-distance service and network access services. The wireless personal communications services segment includes three major revenue streams: PCS subscriber revenues, PCS roaming revenues and PCS equipment sales.

     The Company evaluates the performance of the segments based on operating earnings before the allocation of administrative expenses. Information about interest income and expense, and income taxes is not provided on a segment level. The accounting policies of the segments are the same as described in the summary of significant accounting policies. Corporate assets represent assets maintained by services for the benefit of all segments.

     The following table includes revenue, intercompany revenues, operating earnings (loss), depreciation and amortization expense and capital expenditures for the three and six months ended June 30, 2001 and 2000 and assets as of June 30, 2001 and December 31, 2000 for each segment and reconciling items necessary to total to amounts reported in the financial statements:

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
June 30, 2001
(Unaudited)
--------------------------------------------------------------------------------


                                                                           Net Revenues
                                               ----------------------------------------------------------------------
                                                 Three Months Ended June 30,            Six Months Ended June 30,
                                               --------------------------------      --------------------------------
                                                    2001              2000               2001              2000
                                               ---------------    -------------      -------------     --------------

       Landline telephone services             $   8,218,439        $8,197,806        $17,441,272        $17,476,809
       Personal  communication                    24,728,498         5,316,309         43,940,475          8,926,636
       services
       All other                                   2,808,040         2,730,967          5,006,649          5,145,437
                                               ---------------    -------------      -------------     --------------
           Total net revenues                   $ 35,754,977       $16,245,082       $ 66,388,396        $31,548,882
                                               ===============    =============      =============     ==============

                                                                       Intercompany Revenues
                                               ----------------------------------------------------------------------
                                                 Three Months Ended June 30,            Six Months Ended June 30,
                                               --------------------------------      --------------------------------
                                                    2001              2000               2001              2000
                                               ---------------    -------------      -------------     --------------

       Landline telephone services             $      206,153        $ 148,816          $ 446,911          $ 304,432
       Personal  communication                        42,913             4,346             84,592              9,152
       services
       All other                                      50,416             3,470             52,492              7,920
                                               ---------------    -------------      -------------     --------------
           Total intercompany revenues         $      299,482        $ 156,632          $ 583,995          $ 321,504
                                               ===============    =============      =============     ==============

                                                                     Operating Earnings (Loss)
                                               ----------------------------------------------------------------------
                                                 Three Months Ended June 30,            Six Months Ended June 30,
                                               --------------------------------      --------------------------------
                                                    2001              2000               2001              2000
                                               ---------------    -------------      -------------     --------------

       Landline telephone services             $   2,420,788      $  2,897,573      $   6,195,550      $   6,423,639
       Personal  communication                   (20,080,988)       (6,475,668)       (34,527,383)       (11,608,301)
       services
       All other                                     811,894           824,200            823,027          1,601,412
       Unallocated administrative expenses        (3,202,355)       (2,766,812)        (6,201,946)        (5,118,083)
                                               ---------------    -------------      -------------     --------------
           Total operating earnings (loss)     $ (20,050,661)     $ (5,520,707)      $(33,710,752)     $  (8,701,333)
                                               ===============    =============      =============     ==============

                                                                   Depreciation and Amortization
                                               ----------------------------------------------------------------------
                                                 Three Months Ended June 30,            Six Months Ended June 30,
                                               --------------------------------      --------------------------------
                                                    2001              2000               2001              2000
                                               ---------------    -------------      -------------     --------------

       Landline telephone services             $   1,540,381      $  1,578,948      $   3,039,409      $   3,131,069
       Personal  communication                     4,407,543           900,372          7,821,586          1,779,343
       services
       All other                                     291,823           144,017            513,128            233,990
                                               ---------------    -------------      -------------     --------------
           Total depreciation and
            amortization                       $    6,239,747     $  2,623,337       $ 11,374,123      $   5,144,402
                                               ===============    =============      =============     ==============

                                                                       Capital Expenditures
                                               ----------------------------------------------------------------------
                                                 Three Months Ended June 30,            Six Months Ended June 30,
                                               --------------------------------      --------------------------------
                                                    2001              2000               2001              2000
                                               ---------------    -------------      -------------     --------------

       Landline telephone services             $  1,148,973      $   3,298,476      $   3,866,095     $   5,579,486
       Personal  communication                   33,965,565          9,039,014         66,019,254          9,808,084
       services
       All other                                  2,013,537             98,135          3,266,210            107,041
                                               ---------------    -------------      -------------     --------------
           Total capital expenditures          $ 37,128,075       $ 12,435,625       $ 73,151,559       $ 15,494,611
                                               ===============    =============      =============     ==============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
June 30, 2001
(Unaudited)
--------------------------------------------------------------------------------



                                                         Assets
                                            ----------------------------------
                                              June 30,          December 31,
                                                2001                2000
                                            --------------     ---------------

       Landline telephone services          $  73,704,585     $    70,991,973
       Personal  communication                335,203,707         385,060,550
          services
       All other                                9,669,649           4,711,189
       Corporate                                4,692,089           5,301,667
                                            --------------     ---------------
           Total assets                     $ 423,270,030      $  466,065,379
                                            ==============     ===============


     Other business activities of the company include Internet access services, equipment systems sales, information services and other revenues which do not meet the definition of a reportable segment under SFAS No. 131. Amounts related to these business activities are included above under "All other." Unallocated administrative expenses represent selling, general and administrative expenses which are incurred at a corporate level. Corporate assets represents common assets not identified to an operating segment.


     Net operating revenues by product and services were as follows:

                                                 Three Months Ended June 30,           Six Months Ended June 30,
                                                 --------------------------------     --------------------------------
                                                     2001              2000               2001              2000
                                                 --------------    --------------     -------------     --------------

       Basic local service                       $     3,661,483   $   3,607,839      $   7,239,286     $   7,172,498
       Long-distance service                           545,255          805,111          1,161,532          1,690,455
       Network access                                4,011,701        3,784,856          9,040,454          8,613,856
                                                 --------------    --------------     -------------     --------------
       Total landline telephone services             8,218,439        8,197,806         17,441,272         17,476,809
                                                 --------------    --------------     -------------     --------------

       PCS subscriber revenue                       15,491,834        3,464,908         27,513,389          5,895,179
       PCS roaming revenue                           7,737,890        1,374,784         13,852,349          1,936,212
       PCS equipment sales                           1,498,774          476,617          2,574,737          1,095,245
                                                 --------------    --------------     -------------     --------------
       Total personal communication services        24,728,498        5,316,309         43,940,475          8,926,636
                                                 --------------    --------------     -------------     --------------

       Internet access services                        826,627          882,049          1,589,731          1,836,861
       Equipment system sales                          443,781          395,281            707,201            724,493
       Information services                            338,011          314,306            605,146            603,310
       All other                                     1,199,621        1,139,331          2,104,571          1,980,773
                                                 --------------    --------------     -------------     --------------
       Total other                                   2,808,040        2,730,967          5,006,649          5,145,437
                                                 --------------    --------------     -------------     --------------
                                                 --------------    --------------     -------------     --------------
           Total operating revenues              $   35,754,977    $ 16,245,082       $ 66,388,396      $  31,548,882
                                                 ==============    ==============     =============     ==============


(6)  Investments

     At June 30, 2001, the Company held approximately $24,881,000 of short-term investments with maturities greater than three months but less than twelve months.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
June 30, 2001
(Unaudited)
--------------------------------------------------------------------------------


(7)  Commitments and Contingencies

     Operating Leases

     The Company leases office space and various equipment under several operating leases. In October 1999, Horizon PCS signed a tower lease agreement with a third party whereby it will lease the towers for substantially all of Horizon PCS' cell sites. The leases are operating leases with a term of five to ten years with three consecutive five-year renewal option periods. In addition, Horizon PCS will receive a site development fee from the tower lessor for certain tower sites which the lessor constructs on behalf of Horizon PCS. Such fees are deferred and amortized over the life of the related lease.

     Legal Matters

     The Company is party to legal claims arising in the normal course of business. Although the ultimate outcome of the claims cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material adverse impact on the Company's results of operations or financial condition.

     Vendor Agreement

     In August 1999, Horizon PCS entered into a wholesale network services agreement with a third-party vendor. The initial term is through June 8, 2008 with four automatic ten-year renewals. The monthly billings under the agreement are based on usage. No minimum usage is required under the agreement.

     Construction Expenditures

     Construction expenditures in 2001 are estimated to be $138,000,000. The majority of the estimated expenditures are for the build-out of the PCS Network . The Company expects to finance construction primarily through available cash on hand at June 30, 2001 and additional external financing.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     This discussion reflects the operations of Horizon Telcom, Inc. and its subsidiaries, The Chillicothe Telephone Company, Horizon PCS, Inc., Horizon Services, Inc., and United Communications, Inc. This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes.

     Horizon Telcom operates primarily within two operating segments: landline telephone services and personal communications services. See Note 3 of "Notes to Consolidated Financial Statements" and Note 5 of "Notes to Interim Condensed Consolidated Financial Statements" for additional financial information regarding Horizon Telcom's operating segments.

     At June 30, 2001, Chillicothe Telephone serviced 37,889 access lines in Chillicothe, Ohio and the surrounding area. United Communications provided Internet service to 15,933 customers through its bright.net Internet service.

     At June 30, 2001, Horizon PCS had launched service in 43 markets covering approximately 5.7 million residents, or approximately 56% of the total population in its territory, and had 106,268 customers. We expect to launch all of our markets and be offering service to approximately 6.7 million residents, or 66% of the total population in our territory, by the third quarter of 2001, at which time our planned network build-out will be substantially complete.


HISTORY AND BACKGROUND

     Horizon Telcom is a holding company which, in addition to its 92% ownership interest (55.8% on a fully diluted basis) in Horizon PCS, owns 100% of Chillicothe Telephone, a local telephone company in service for 105 years. Horizon Telcom also owns 100% of Horizon Services, which provides administrative services to Horizon PCS and other Horizon Telcom affiliates, and 100% of United Communications, a separate long distance and Internet services business. Prior to providing PCS service, one of Horizon PCS' subsidiaries operated a DirecTV affiliate. We sold that business in 1996. We also launched our Internet services business in 1995, which we transferred from Horizon PCS to United Communications in April 2000.

     Horizon Telcom provides a variety of voice and data services to commercial, residential/small business and local market segments. Horizon Telcom provides landline telephone service, VDSL television service, and Internet access services to the southern Ohio region, principally in and surrounding Chillicothe, Ohio. Horizon Telcom also provides PCS operations to a twelve-state region in the Midwest, including Ohio, Indiana, Virginia, and West Virginia, as an affiliate of Sprint PCS.


RESULTS OF OPERATIONS

     The landline telephone services operating segment consists of basic local and long-distance service and network access services.

     IntraLATA, i.e., the area of southern Ohio, including Columbus originally covered by area code 614, and basic local exchange long-distance service revenue consists of flat rate services and measured services billed to customers utilizing Chillicothe Telephone's telephone network. Long distance intraLATA/interstate revenue consists of message services that terminate beyond the basic service area of the originating wire center.

     Network access revenue consists of revenue derived from the provision of exchange access services to an interexchange carrier or to an end user beyond the exchange carrier's network.

     The personal communications services operating segment consists primarily of PCS subscriber revenues, Sprint PCS roaming revenues, non-Sprint PCS roaming revenues and PCS equipment sales. PCS subscriber revenues consist primarily of monthly service fees and other charges billed to our customers for Sprint PCS service in our territory under a variety of service plans. Roaming revenues consist of Sprint PCS roaming and travel and non-Sprint PCS roaming and travel. We receive Sprint PCS roaming revenues at a per minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers based outside of our territory use our portion of the Sprint PCS network. Non-Sprint PCS roaming revenues include payments from wireless service providers, other than Sprint PCS, when those providers' subscribers roam on our network.

     We record 100% of PCS subscriber revenues from our customers, Sprint PCS roaming revenues from Sprint PCS subscribers based outside our markets and non-Sprint PCS roaming revenues. Sprint PCS retains 8% of all collected service revenue as a management fee. Collected service revenues include PCS subscriber revenues and non-Sprint PCS roaming revenues, but exclude Sprint PCS roaming revenues and revenues from sales of equipment. We report the amounts retained by Sprint PCS as selling, general and administrative expenses.

     PCS equipment sales consist of digital handsets and accessories sold to our customers. Certain of our equipment sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors. We defer recognition of such sales until the merchandise is sold by the distributors.

     Other revenues include Internet access services, equipment systems sales, information services and paging services.

     Internet access revenues for our bright.net services are monthly service fees and other charges billed to our bright.net customers. Service fees primarily consist of monthly recurring charges billed to customers.

     Equipment system sales, information services, paging and other revenues consist of sales made by Chillicothe Telephone to various businesses or other residential customers for equipment used on the telephone system. Each year a telephone directory is published which provides a source of revenue from yellow page advertising. Revenue also consists of operator services, local directory assistance, and paging services, the latter provided by United Communications until its divestiture of that business in December, 2000.


                                                THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                             -----------------------------------    ----------------------------------
                                                  2001              2000                  2001              2000
                                             ---------------- ------------------    ------------------ ---------------
                                             -------------------------------------------------------------------------
                                               AMOUNT     %     AMOUNT      %         AMOUNT      %     AMOUNT     %
                                             ----------- ---- ------------ -----    ------------       ---------- ----
                                                             (Dollars in thousands, except PCS ARPU)
Landline telephone services                  $    8,218  23   $     8,198   50      $    17,441   26   $  17,477  56
Personal communications equipment and
     service                                     24,728  69         5,316   33           43,940   66       8,927  28
Other revenues                                    2,809   8         2,731   17            5,007   8        5,145  16
                                             -----------      ------------          ------------       ----------
         Total revenues                      $   35,755       $    16,245           $    66,388        $  31,549
PCS ARPU (including  roaming)(1)             $       82       $        70           $        81        $      66
PCS ARPU (excluding  roaming)(1)                     55                50                    54               49


     -----------------------------

(1) ARPU, average revenue per unit, is an industry term that measures total PCS service revenues per month from our subscribers divided by the average number of subscriber units for that month. ARPU, including roaming, is ARPU with Sprint PCS roaming and travel and non-Sprint PCS roaming and travel. ARPU excluding roaming excludes Sprint PCS roaming and travel and non-Sprint PCS roaming and travel.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Operating Revenues

Landline Telephone Services

                                          2001        2000    $ change  % change
                                          ----        ----    --------  --------
                                                 (Dollars in thousands)
Basic local and long-distance service    $4,207      $4,413    $(206)     (5%)
Network access                            4,012       3,785       227      6%

     Basic local and long-distance service revenue as well as network access revenues were essentially flat to the comparable prior year period. Long-distance service revenue decreased for the three months ended June 30, 2001 as the company continues to see lower usage for long-distance service. We expect this trend to continue for the foreseeable future, as more customers use wireless devices where long distance is included for one monthly fee. The increase in network access was attributable to increased usage on our network.

Personal Communications Equipment And Services


                                          2001        2000    $ change  % change
                                          ----        ----    --------  --------
                                                  (Dollars in thousands)
PCS service revenue                      $23,230     $4,840    $18,390    380%
PCS equipment revenue                      1,499         477      1,022   214%

     The growth in PCS service revenues is the result of the growth in our customer base as well as an increase in travel and roaming revenue. Subscriber revenues increased $12.0 million for the three months ended June 30, 2001. We had 106,268 customers at June 30, 2001, compared to 26,980 at June 30, 2000. Our customer base has grown because we have launched additional markets and increased our sales force.

     Roaming revenues increased $6.3 million in the second quarter of 2001 compared to the same period in 2000. This increase primarily resulted from the continued build out of our network, including highways covering northwest Ohio, northern Indiana and Pennsylvania. We expect continued volume increases in Sprint PCS roaming revenues as we complete the remainder of our network build-out, including completing other portions of our network covering additional heavily traveled highways.

     On April 27, 2001, Sprint PCS and its affiliates agreed on a new roaming rate structure, decreasing the per minute receivable and payable for roaming usage from its pervious amount of $0.20 per minute to $0.15 per minute on June 1, 2001, $0.12 per minute on October 1, 2001, and a cost return basis (approximately $0.10 per minute) on January 1, 2002. We expect this decrease in the rate to reduce our overall roaming revenue and expense per minute. We anticipate this rate reduction to be offset by volume increases resulting in greater overall roaming revenue and expense in the future.

     PCS ARPU excluding roaming and travel increased for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 to $55 from $50 primarily as a result of the increased minutes of use by our customers. As our customers exceed their allotted plan minutes, they incur additional charges for subsequent usage.

     PCS equipment revenues consist of handsets and accessories sold to customers. Equipment revenues for the three months ended June 30, 2001 were $1.5 million, compared to $500,000 for the three months ended June 30, 2000, an increase of $1.0 million. The increase in equipment revenues is the result of our increase in customers. We added 21,587 customers during the three months ended June 30, 2001 compared to 7,142 during the three months ended June 30, 2000.

Other Revenues

                                                   2001        2000    $ change  % change
                                                   ----        ----    --------  --------
                                                             (Dollars in thousands)
Internet access services                           $ 827      $ 882      $(55)     (6%)
Equipment systems sale, information services,
     and other revenues                            1,981      1,849       132       7%


     Other revenues were essentially unchanged for the three months ending June 30, 2001 compared to the same period in 2000.

Operating Expenses

     Cost of goods sold. Cost of goods sold primarily includes the costs of handsets and accessories sold to customers. Cost of goods sold also includes, to a lesser extent, the cost of business system sales incurred by Chillicothe Telephone. Cost of goods sold for the three months ended June 30, 2001 was $2.5 million, compared to $1.6 million for the three months ended June 30, 2000, an increase of $900,000. The increase in the cost of goods sold is the result of the growth in our wireless customers partially offset by the decreasing unit cost of the handsets. We added 21,587 customers in the second quarter of 2001 compared to 7,142 in the second quarter of 2000. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Cost of services. Cost of services for Chillicothe Telephone and United includes the support, switching, access, and circuitry expenses utilized for maintaining telephone service. Cost of services also includes expenses related to the startup of Chillicothe Telephone's VDSL service. Cost of services for Horizon PCS includes site rent, utilities, maintenance, engineering and network personnel, interconnection expenses, Sprint PCS roaming fees, non-Sprint roaming fees, and other expenses related to operations. Horizon PCS pays Sprint PCS roaming fees when Horizon PCS' customers use Sprint PCS' network outside of our territory. Horizon PCS pays non-Sprint PCS roaming fees to other wireless service providers when our customers use their networks. Also included in cost of services are costs incurred under Horizon PCS' network services agreement with the Alliances. Horizon PCS pays the Alliances a per minute use charge whenever our customers or Sprint PCS subscribers use their network.

     Under Horizon PCS' build-to-suit agreement with SBA, Horizon PCS receives site development fees for towers SBA constructs and leases to Horizon PCS. Each site development fee received is recorded as a deferred credit and is amortized over the term of the lease, thereby effectively reducing our tower lease expense.

     Cost of services for the three months ended June 30, 2001 was $21.3 million, compared to $7.3 million for the three months ended June 30, 2000, an increase of $14.0 million. Of the increase, $13.9 million was related to Horizon PCS, while Chillicothe Telephone and United were essentially flat, increasing $100,000.

     Horizon PCS' increase in cost of services reflects the increase in Sprint PCS roaming fees of $4.4 million, an increase in costs incurred under our network services agreement with the Alliances of $3.3 million, the increase in network operations, including tower lease expense and circuit costs, of $2.5 million, long distance toll and roaming expense increases of $1.8 million, network payroll expense of $1.1 million, and an increase in other variable expenses of $800,000.

     Horizon PCS is currently negotiating an amendment to its agreement with the Alliances and a related amendment to its Sprint PCS agreements. If the Alliances' amendment is executed, Horizon PCS will be obligated to begin paying fixed minimum monthly fees for a stated minimum period. Horizon PCS expects to incur lower overall fees under this new arrangement at expected usage levels. The Alliances will also be obligated to upgrade their networks to provide 3G technology. In connection with this amendment, the Alliances would agree with Sprint PCS to modify their networks to cause Sprint PCS to be in compliance with the FCC's construction requirements for PCS networks. Horizon PCS would be responsible for completion of the network modification if the Alliances fail to comply.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist of sales and marketing expenses and general and administrative costs. Sales and marketing expenses relate to salaries and commissions paid to our sales representatives and sales support personnel, commissions paid to national and local third party distribution channels, operating costs associated with our retail stores, costs associated with distribution channels, handset subsidies on units sold by third parties for which we do not record revenue, and marketing and advertising programs. General and administrative costs relate to corporate personnel, including executives and customer care, as well as certain back office services, including customer activation, billing and customer care, performed by Sprint PCS. The 8% of collected service revenues retained by Sprint PCS is also included in selling, general and administrative costs.

     Selling, general and administrative expenses rose to $24.9 million for the three months ended June 30, 2001, compared to $10.2 million for the same period in 2000, an increase of $14.7 million. Horizon PCS' increase was $14.6 million, while Chillicothe Telephone and United were essentially flat, increasing $100,000 for the three months ended June 30, 2001 compared to the same period in the prior year.

     The Horizon PCS increase reflects the 8% fee paid to Sprint PCS on our increased collected service revenues (an increase of $1.0 million), the costs of operating 21 retail stores at June 30, 2001 compared to 4 at June 30, 2000 including marketing and selling expenses (an increase of $6.3 million), additional customer support personnel and associated activities, including Sprint PCS support charges (an increase of $1.8 million), increased subsidies paid to third party vendors for handsets sold (an increase of $1.6 million), increased headcount and professional services at Horizon Services needed to support our growth (an increase of $700,000). General and administrative expenses includes a provision for uncollectible accounts (an increase of $1.2 million), professional services, including costs related to pursuing strategic alternatives (an increase of $1.3 million), and other general expenses including property and franchise taxes (an increase of $700,000). We expect selling, general and administrative expenses to increase in the aggregate as we expand our coverage and add customers, but to decrease as a percentage of revenues.

     Non-cash compensation expense. For the three months ended June 30, 2001 and 2000, we recorded stock-based compensation expense of approximately $835,000 and $112,000, respectively. The $835,000 includes $725,000 related to the distribution of 7,249 shares of Horizon Telcom stock to employees of Horizon PCS and $110,000 related to certain stock options granted in November 1999. All of the compensation expense represents general and administrative expense. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these options is approximately $441,000 in 2001, $413,000 in 2002, $389,000 in 2003, $193,000 in
2004, and $71,000 in 2005.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by $3.6 million to a total of $6.2 million in 2001. The increase reflects the continuing construction of our PCS network as well as capital additions for VDSL and other telephone services. Because our acquisition of Bright PCS was accounted for as a purchase transaction, amortization has increased as a result of amortizing the intangible assets.

     At September 30, 2000, Horizon PCS recorded an intangible asset of $13.4 million for the value of warrants we agreed to grant to Sprint. The intangible asset will be amortized over the remaining term of the Sprint PCS management agreement, resulting in $752,000 of amortization expense per year. Amortization expense for the three months ended June 30, 2001 was approximately $188,000.

     Subsidiaries preferred stock dividend. Horizon PCS' convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing April 30, 2001. For the three months ended June 30, 2001, we accrued a stock dividend of $2.7 million. On May 1, 2001, Horizon PCS issued an additional 1,163,051 shares of preferred stock in payment of the stock dividend through April 30, 2001.

     Interest income and other, net. Interest income and other for the three months ended June 30, 2001 was $1.4 million and consisted primarily of interest income. Interest income was generated from the short-term investment of cash proceeds from Horizon PCS' private equity sales, senior discount notes and drawings under the senior secured credit facility, all completed on September

26, 2000. As capital expenditures are made to complete the build-out of our network, decreasing cash balances will result in lower daily interest income in the future.

     Interest expense, net. Interest expense for the three months ended June 30, 2001 was $7.0 million, compared to $1.5 million in 2000, and consisted of interest on debt. The increase in interest expense is the result of our additional debt outstanding during the three months ended June 30, 2001 compared to the same period in 2000.

     Chillicothe Telephone's line of credit resulted in additional interest expense of $200,000 for the three months ended June 30, 2001. Chillicothe
Telephone's line of credit accrues interest on the outstanding balance at a fluctuating rate tied to the LIBOR rate (5.6% as of June 30, 2001) and is due and payable monthly. The outstanding balance at June 30, 2001 was $15.3 million.

     Horizon PCS' interest expense for the three months ended June 30, 2001 was $6.5 million. Interest on Horizon PCS' senior secured credit facility accrues at LIBOR plus our specified margin (approximately 8.1% at June 30, 2001). Horizon PCS accrues interest at a rate of 14% per annum on the senior discount notes through October 1, 2005 and will pay interest semi-annually in cash thereafter. We expect our interest expense to increase in the future as we borrow under the senior credit facility to fund the network build out and operating losses. Interest expense also includes the amortized amount of deferred financing fees related to the senior secured credit facility, senior discount notes, and the amortization of the related warrants. At June 29, 2001, we agreed to several changes in the senior credit facility including a 0.25% increase in the annual interest rate. We expect our interest expense to increase in the future as we borrow under the senior credit facility to fund the network build out and operating losses.

     Income tax expense (benefit). Income tax expense was approximately $346,000 for the three months ended June 30, 2001 compared to approximately $7,000 for the three months ended June 30, 2000. As a result of the sale of Horizon PCS convertible preferred stock in September 2000, Horizon PCS will not be able to participate in the tax sharing agreement with its parent nor will Horizon Telcom be able to recognize any net operating loss benefits from Horizon PCS. We expect to continue to record income tax expense as a result of this tax deconsolidation. Horizon PCS is unable to recognize any tax benefits from its net operating losses until it generates taxable income.

     Minority interest in loss. As part of the acquisition of Bright Personal Communication Services, LLC (Bright), the former members of Bright have a 7.974% ownership in Horizon PCS, excluding the impact of the possible conversion of convertible preferred stock and exercise of options and warrants. Horizon Telcom accounts for this ownership by recording the portion of net income (loss) attributable to the minority shareholders as minority interest in earnings
(loss) in the accompanying consolidated statement of operations. For the three months ended June 30, 2000, $52,000 was allocated to the minority interest. There was no allocation in the second quarter of 2001, and there will not be any further allocations to minority interests until such time as Horizon PCS becomes profitable and any unallocated losses to minority interests are offset with income in future periods.

     Other Comprehensive Income (loss). In the first quarter of 2001, Horizon PCS entered into a two year interest rate swap effectively fixing $25.0 million of a term loan at a rate of 9.4%. Horizon PCS does not expect the effects of the swap to have a material impact to interest expense for the remainder of 2001. Other comprehensive income (loss) may fluctuate based on changes in the fair value of the swap instrument. An other comprehensive loss of $54,000 was recorded for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Operating Revenues

Landline Telephone Services

                                          2001        2000    $ change  % change
                                          ----        ----    --------  --------
                                                   (Dollars in thousands)
Basic local and long-distance service      $8,401      $8,863    $(462)     (5%)
Network access                              9,040       8,614       426      5%

     Basic local and long-distance service revenue as well as network access revenues were essentially flat to the comparable prior year period. Long-distance service revenue decreased for the six months ended June 30, 2001 as the Company continues to see lower usage for long distance service. We expect this trend to continue for the foreseeable future, as more customers use wireless devices where long distance is included for one monthly fee.

Personal Communication Equipment And Services

                                          2001      2000    $ change  % change
                                          ----      ----    --------  --------
                                                  (Dollars in thousands)
PCS service revenue                       $41,366  $7,831   $33,535      428%
PCS equipment revenue                       2,575   1,095     1,480      135%

     The growth in PCS service revenues is the result of the growth in our customer base as well as an increase in travel and roaming revenue. Subscriber revenues increased $21.5 million for the six months ended June 30, 2001. We had 106,268 customers at June 30, 2001, compared to 26,980 at June 30, 2000. Our customer base has grown because we have launched additional markets and increased our sales force.

     Roaming revenues increased $12.0 million in the first six months of 2001 compared to the same period in 2000. This increase primarily resulted from the continued build out of our network, including highways covering northwest Ohio, northern Indiana and Pennsylvania. We expect continued volume increases in Sprint PCS roaming revenues as we complete the remainder of our network build-out, including completing other portions of our network covering additional heavily traveled highways.

     On April 27, 2001, Sprint PCS and its affiliates agreed on a new roaming rate structure, decreasing the per minute receivable and payable for roaming usage from its pervious amount of $0.20 per minute to $0.15 per minute on June 1, 2001, $0.12 per minute on October 1, 2001, and a cost return basis (approximately $0.10 per minute) on January 1, 2002. We expect this decrease in the rate to reduce our overall roaming revenue and expense per minute. We anticipate this rate reduction to be offset by volume increases resulting in greater overall roaming revenue and expense in the future.

     PCS ARPU excluding roaming and travel increased for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 to $54 from $49 primarily as a result of the increased minutes of use by our customers. As our customers exceed their allotted plan minutes, they incur additional charges for subsequent usage.

     PCS equipment revenues consist of handsets and accessories sold to customers. Equipment revenues for the six months ended June 30, 2001 were $2.6 million, compared to $1.1 million for the six months ended June 30, 2000, an increase of $1.5 million. The increase in equipment revenues is the result of our increase in customers.

Other Revenues

                                                   2001        2000    $ change  % change
                                                   ----        ----    --------  --------
                                                            (Dollars in thousands)
Internet access services                          $ 1,590    $ 1,837    $(247)     (13%)
Equipment systems sale, information services,
    and other revenues                              3,417       3,309       108      3%

     Other revenues decreased for the six months ending June 30, 2001 compared to the same period in 2000. A lower customer base resulted in lower internet access revenue.

Operating Expenses

     Cost of goods sold. Cost of goods sold for the six months ended June 30, 2001 was $4.9 million, compared to $3.4 million for the six months ended June 30, 2000, an increase of $1.5 million. The increase in the cost of goods sold is the result of the growth in our wireless customers partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Cost of services. Cost of services for the six months ended June 30, 2001 was $40.4 million, compared to $13.2 million for the six months ended June 30, 2000, an increase of $27.2 million. Chillicothe Telephone and United cost of services increased $500,000 from the six months ended June 30, 2000 to the six months ended June 30, 2001. This increase was a result of increased web design, Bright.net, network access and the start-up of the VDSL product.

     Horizon PCS' increase ($26.7 million) in cost of services reflects the increase in Sprint PCS roaming fees of $8.6 million, an increase in costs incurred under our network services agreement with the Alliances of $6.5 million, the increase in network operations, including tower lease expense and circuit costs, of $5.6 million, long distance toll and roaming expense increases of $3.1 million, network payroll expense of $2.1 million, and an increase in other variable expenses, including switching and national platform expenses, of $800,000.

    Horizon PCS is currently negotiating an amendment to its agreement with the Alliances and a related amendment to its Sprint PCS agreements. If the Alliances' amendment is executed, Horizon PCS will be obligated to begin paying fixed minimum monthly fees for a stated minimum period. Horizon PCS expects to incur lower overall fees under this new arrangement at expected usage levels. The Alliances will also be obligated to upgrade their networks to provide 3G technology. In connection with this amendment, the Alliances would agree with Sprint PCS to modify their networks to cause Sprint PCS to be in compliance with the FCC's construction requirements for PCS networks. Horizon PCS would be responsible for completion of the network modification if the Alliances fail to comply.

     Selling, general and administrative expenses. Selling, general and administrative expenses rose to $42.5 million for the six months ended June 30, 2001, compared to $18.2 million for the same period in 2000, an increase of $24.3 million. Horizon PCS' increase was $24.5 million, while the decrease at Chillicothe Telephone and United was $200,000 for the six months ended June 30, 2001 compared to the same period in the prior year. Chillicothe Telephone and United's decrease was a result of a lower allowance for uncollectible accounts and decreased outside service expenses.

     The Horizon PCS increase reflects the 8% fee paid to Sprint PCS on our increased collected service revenues (an increase of $1.9 million), the costs of servicing an increased coverage area including 21 storefronts at June 30, 2001 compared to 4 at June 30, 2000 and the related marketing of the increased service area (an increase of $9.7 million), additional customer support personnel and associated activities, including Sprint PCS support charges (an increase of $3.2 million), commissions paid to national third party distribution channels (an increase of $1.1 million), increased subsidies paid to third party vendors for handsets sold (an increase of $2.8 million), increased headcount and professional services at Horizon Services needed to support our growth (an increase of $1.5 million), increased professional fees, including fees related to pursuing strategic alternatives, (an increase of $1.3 million), increased provision for uncollectible accounts (an increase of $1.8 million) and other general expenses including property and franchise taxes (an increase of $1.2 million). We expect selling, general and administrative expenses to increase in the aggregate as we expand our coverage and add customers, but to decrease as a percentage of revenues.

     Non-cash compensation expense. For the six months ended June 30, 2001 and 2000, we recorded stock-based compensation expense of approximately $945,000 and $375,000, respectively. The $945,000 includes $725,000 related to the distribution of 7,249 shares of Horizon Telcom stock to employees of Horizon PCS and $220,000 for certain stock options granted in November 1999. Approximately $100,000 of the 2000 expense related to cost of services; the remainder of the compensation expense represents general and administrative expense. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these options is approximately $441,000 in 2001, $413,000 in 2002, $389,000 in 2003, $193,000 in 2004, and $71,000 in 2005.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by $6.3 million to a total of $11.4 million in 2001. The increase reflects the continuing construction of our PCS network as well as capital additions for VDSL and other telephone services. Because our acquisition of Bright PCS was accounted for as a purchase transaction, amortization has increased as a result of amortizing the intangible assets.

     At September 30, 2000, Horizon PCS recorded an intangible asset of $13.4 million for the value of warrants we agreed to grant to Sprint. The intangible asset will be amortized over the remaining term of the Sprint PCS management agreement, resulting in $752,000 of amortization expense per year. Amortization expense for the six months ended June 30, 2001 was approximately $376,000.

     Subsidiaries preferred stock dividend. Horizon PCS' convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing April 30, 2001. For the six months ended June 30, 2001, we accrued a stock dividend of $5.4 million. On May 1, 2001, Horizon PCS issued an additional 1,163,051 shares of preferred stock in payment of the stock dividend through April 30, 2001.

     Interest income and other, net. Interest income and other for the six months ended June 30, 2001 was $4.4 million and consisted primarily of interest income of approximately $4.1 million and other miscellaneous income of approximately $400,000. Interest income was generated from cash proceeds from Horizon PCS' private equity sales, senior discount notes and drawings under the senior secured credit facility, all completed on September 26, 2000. The proceeds were invested in short-term accounts waiting to be deployed. As capital expenditures are made to complete the build-out of our network, decreasing cash balances will result in lower daily interest income in the future.

     Interest expense, net. Interest expense for the six months ended June 30, 2001 was $13.8 million, compared to $2.7 million in 2000, and consisted of interest on debt. The increase in interest expense is the result of our additional debt outstanding during the six months ended June 30, 2001 compared to the same period in 2000.

     Chillicothe Telephone's line of credit resulted in additional interest expense of $500,000 for the six months ended June 30, 2001. Chillicothe Telephone's line of credit accrues interest on the outstanding balance at a fluctuating rate tied to the LIBOR rate (5.6% as of June 30, 2001) and is due and payable monthly.

     Horizon PCS' interest expense for the six months ended June 30, 2001 was $12.7 million. Interest on Horizon PCS' senior secured credit facility accrues at LIBOR plus our specified margin (approximately 8.1% at June 30, 2001). Horizon PCS accrues interest at a rate of 14% per annum on the senior discount notes through October 1, 2005 and will pay interest semi-annually in cash thereafter. At June 29, 2001, we agreed to several changes in the senior credit facility including a 0.25% increase in the annual interest rate. We expect our interest expense to increase in the future as we borrow under the senior credit facility to fund the network build out and operating losses.

     Income tax expense (benefit). Income tax expense was approximately $1.0 million for the six months ended June 30, 2001 compared to a benefit of approximately $94,000 for the six months ended June 30, 2000. We expect to continue to record income tax expense as a result of this tax deconsolidation.

     Minority interest in loss. As part of the acquisition of Bright Personal Communication Services, LLC (Bright), the former members of Bright have a 7.974% ownership in Horizon PCS, excluding the impact of the possible conversion of convertible preferred stock and exercise of options and warrants. Horizon Telcom accounts for this ownership by recording the portion of net income (loss) attributable to the minority shareholders as minority interest in earnings

(loss) in the accompanying consolidated statement of operations. For the six months ended June 30, 2001, approximately $1.0 million of the net loss for the year was allocated to the minority interest, reducing the minority interest balance to zero. There will be no further allocations to minority interests until such time as Horizon PCS becomes profitable and any unallocated losses to minority interests are offset with income in future periods.



     Other Comprehensive Income (loss). In the first quarter of 2001, Horizon PCS entered into a two year interest rate swap effectively fixing $25.0 million of a term loan at a rate of 9.4%. Horizon PCS does not expect the effects of the swap to have a material impact to interest expense for the remainder of 2001. Other comprehensive income (loss) may fluctuate based on changes in the fair value of the swap instrument. An other comprehensive loss of $353,000 was recorded for the six months ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

Overview

     In 1996, Horizon Telcom was formed as part of a reorganization of Chillicothe Telephone and several of its affiliates. Since that time, Horizon Telcom has met its needs for capital primarily by borrowing, by selling selected businesses and assets, and by funds generated from operations. In 2000, Horizon Telcom also formed Horizon PCS, to which it transferred its subsidiary Horizon Personal Communications. In June 2000, Horizon PCS acquired the remaining 74% of Bright PCS. Horizon PCS also entered into several major financing transactions in September 2000.

Six Months Ended June 30, 2001

     The net cash used in operating activities of $37.9 million for the six months ended June 30, 2001 was primarily the result of the $48.5 million net loss.

     Net cash used in investing activities was $95.1 million for the six months ended June 30, 2001. Our capital expenditures were $73.2 million in 2001, reflecting the continuing build out of our PCS network (approximately $66.0 million) as well as the deployment of capital necessary to offer VDSL service. Net cash used for investing activities also consists of $24.9 million of short-term investments from our excess cash balances. As we continue to build our customer base and complete our network build-out, we expect our borrowings will increase, decreasing our cash and investment balances.

     Net cash provided by financing activities for the six months ended June 30, 2001 was $252,000 consisting primarily of borrowings of $2.5 million under Chillicothe Telephone's line of credit, partially offset by dividends paid of $861,000.

     For 2001, we anticipate our annual funding needs will be approximately $215.0 million, of which $138.0 million will be used for capital expenditures, and the remainder will be used to fund working capital and operating losses. The terms of their respective credit agreements prohibit or severely restrict the ability of Chillicothe Telephone and Horizon PCS to provide funds to their affiliates in the event the affiliate experiences a shortfall. However, we anticipate that our cash and borrowings under existing financing agreements will be adequate to fund our capital expenditures, anticipated operating losses and working capital requirements over the next twelve months. The actual funds required to build out the network and to fund operating losses, working capital needs and other capital needs may vary materially from our estimates and additional funds may be required because of an expansion of our territory, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks. For example we will need additional funds if we find it necessary to overbuild the territory currently served through our arrangements with the Alliances. If we are unable to obtain any necessary additional funding and we are unable to complete our network build-out, this may result in a termination of Horizon PCS' Sprint PCS agreement. We will no longer be able to offer Sprint PCS products and services. Additionally, Sprint PCS may purchase Horizon PCS' operating assets or capital stock for 72% of the entire business value. Also, any delays in our build-out may result in penalties under our Sprint PCS agreements, as amended.

SEASONALITY

     Our wireless telephone business is subject to seasonality because the wireless industry is heavily dependent on calendar fourth quarter results. Among other things, that industry relies on significantly higher customer additions and handset sales in the calendar fourth quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including:

     o The increasing use of retail distribution, which is more dependent upon the year-end holiday shopping season;

     o    The timing of new product and service announcements and introductions;

     o    Competitive pricing pressures; and

     o    Aggressive marketing and promotions.

INFLATION

     We believe that inflation has not had, and will not have, a natural adverse effect on our results of operations.

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging
Activities, as amended in June 2000 by Statement of Financial Accounting Standards No. 138 (SFAS 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 (SFAS 137), Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, the provisions of SFAS 133 required adoption to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption did not have a material effect on Horizon PCS' consolidated results of operations, financial position, or cash flows.

     On December 3, 1999, the SEC issued Staff Accounting  Bulletin No. 101 (SAB
101), Revenue Recognition in Financial Statements which required adoption during the first quarter of fiscal 2000. The adoption did not have a material effect on Horizon PCS' consolidated results of operations.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2000 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

     These statements will be adopted by the Company on January 1, 2002. Goodwill amortization will cease as of December 31, 2001 and the Company will be required to complete an impairment test of the remaining goodwill balance annually (more frequently if impairment indicators arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of June 30, 2001, Horizon PCS has goodwill of approximately $7,386,000 related to the acquisition of Bright PCS in June 2000. The valuation of this goodwill would be subject to an impairment test at the date of adoption.

FORWARD-LOOKING STATEMENTS

     The foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly and materially from the results anticipated in these forward-looking statements. Risks and uncertainties that may affect our business include the risk that (i) we may not be able to compete effectively; (ii) we may not be able to successfully integrate new technologies or respond effectively to customer requirements; (iii) system failure could cause delays or interruptions in service; (iv) our back office and customer care systems maybe unable to meet the needs of our customers; (v) the market for our services may not continue to grow; (vi) our business is subject to significant regulatory risks; (vii) Horizon PCS has not had any profitable years in the past five years and may not achieve or sustain operating profitability or positive cash flow from operating activities; (viii) Sprint PCS may terminate the Sprint PCS agreements, as for example, if Horizon PCS fails to complete its required network build-out; (ix) Horizon PCS has substantial debt which it may not be able to service, resulting in a default; (x) we may not be able to manage our anticipated rapid growth;
(xi) Sprint PCS may have difficulty obtaining infrastructure equipment or handsets; (xii) the Alliances may fail to provide their network to Horizon PCS affecting our service to markets in Virginia and West Virginia or we may incur significant expense to overbuild those markets; (xiii) Horizon PCS may not receive as much Sprint PCS roaming revenue as anticipated; (xiv) We may not be able to offer competitive roaming capability; (xv) we may need more capital than we currently project; and (xvi) use of hand-held PCS phones may pose health risks. See "Item 1. Business-Risk Factors" in Horizon Telcom's Form 10 filed with the Securities and Exchange Commission. That information is incorporated herein by reference.

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not engage in commodity futures trading activities and do not enter into derivative financial instruments for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that would expose us to market risk.

     We will be subject to interest rate risk on Horizon PCS' senior secured credit facility and any future floating rate financing requirements.

     The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our financing based on our projected level of long-term indebtedness:

                                                         Years Ending December 31,
                                    --------------------------------------------------------------------
                                        2001          2002         2003          2004          2005      Thereafter
                                    -------------------------------------------------------------------- ----------
Horizon PCS:                                               (Dollars in millions)
------------
Senior secured credit facility.         $150.0        $150.0         $150.0      $150.0        $150.0         -
     Variable interest rate (1)           10.5%         10.5%          10.5%        10.5%        10.5%      10.5%
     Principal payments........          -             -             -            -             -           $150.0
Senior discount notes..........         $162.3        $184.9         $210.8       $240.0       $283.7         -
     Fixed interest rate (2)...           14.0%         14.0%          14.0%        14.0%        14.0%      14.0%
     Principal payments........          -             -             -            -             -           $295.0


                                                         Years Ending December 31,
                                    --------------------------------------------------------------------
                                        2001          2002         2003          2004          2005      Thereafter
                                    -------------------------------------------------------------------- ----------
Chillicothe Telephone:                                     (Dollars in millions)

1998 Senior notes                        $12.0         $12.0          $12.0       $12.0         $12.0         -
     Fixed interest rate                   6.62%         6.62%          6.62%       6.62%         6.62%       6.62%
     Principal payments........            -             -              -            -          -           $12.0
1993 Senior notes                        $10.0          $8.0           $6.0        $4.0          $2.0         -
     Fixed interest rate ......            6.72%         6.72%          6.72%       6.72%         6.72%       6.72%
     Principal payments........          $2.0           $2.0           $2.0        $2.0          $2.0         -


_____________________________

(1) Interest rate on the senior secured credit facility equals the London Interbank Offered Rate ("LIBOR") plus a margin that varies from 3.5% to 4.0%. The interest rate is assumed to equal 10.5% for all periods presented.

(2) Assumed interest rate for senior discount notes, which will be paid in full in 2010.

     Our primary market risk exposure relates to:

     o    the interest rate risk on long-term and short-term borrowings, and

     o the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants.

     In the normal course of business, our operations are exposed to interest rate risk on our senior secured credit facility. Our primary interest rate risk exposures relate to 1) the interest rate on our financing, 2) our ability to refinance our senior discount notes at maturity at market rates, and 3) the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants under our debt instruments.

     Based on our outstanding balances at June 30, 2001, an increase of 1% in the base lending rate would result in a decrease in annual earnings of approximately $2.5 million.

     We manage the interest rate risk on Horizon PCS' outstanding long-term debt through the use of fixed and variable rate debt and interest rate swaps. In the first quarter of 2001, we entered into an interest rate swap effectively fixing $25.0 million of our term debt at a rate of 9.4%. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis. During the six months ended June 30, 2001, the net unrealized loss on this derivative was $353,073.

     The carrying value of the financial instruments approximate fair value.

                           PART II - OTHER INFORMATION

                Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In April 1, 2001, Horizon PCS distributed a total of 7,249 shares of Horizon Telcom common stock (1,819 shares of class A common stock and 5,430 shares of class B common stock) to a group of Horizon PCS' officers and employees in the form of a bonus.

     Exemption from the registration provisions of the Securities Act for the transaction was claimed on the basis that such transactions did not constitute an "offer," "offer to sell," "sale," or "offer to buy" under Section 5 of the Securities Act if 1933.


           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Horizon Telcom, Inc. was held at Horizon Telcom's headquarters on May 16, 2001, at 3:00 p.m. The following individuals were reelected as the directors of Horizon Telcom:


    Name                 Votes For     Votes Against             Votes Withheld
    ----                 ---------     -------------             --------------
Robert McKell              71,140            0                           85
Thomas McKell              71,140            0                           85
Jack E. Thompson           71,140            0                           85
Joseph S. McKell           71,140            0                           85
David McKell               71,140            0                           85
Helen M. Sproat            71,140            0                           85
John E. Herrnstein         71,135            0                           90
Joseph G. Kear             71,140            0                           85


Shares present at meeting in person and by proxy: 71,225. There were no abstentions or broker non-votes.

                    Item 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

          3.1*      Articles of Incorporation of Horizon Telcom, Inc.

          3.2*      Bylaws of Incorporation of Horizon Telcom, Inc.

          4.1*      Form of Stock Certificate

          10.3.1*+ Addendum V to Sprint PCS Management Agreement with Horizon PCS, Inc. as of June 1, 2001.

          10.34 Form of Indemnification Agreement for Horizon PCS officers and directors, incorporated by reference to the Exhibit with the same number filed with the quarterly report on Form 10-Q of Horizon PCS, Inc. on August 13, 2001.

          10.40.2 Second Amendment to Credit Agreement and Assignment, dated June 29, 2001, by and among Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain Subsidiaries of the Parent, Existing Lenders, New Lenders, First Union National Bank, as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger, and Fortis Capital Corp., as Documentation Agent. (Incorporated by reference to the same exhibit number in the Form 8-K filed by Horizon PCS, Inc. on July 3, 2001).

________________________

* Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form 10 (Reg. No. 0-32617)

+ Horizon PCS, Inc. requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 in connection with the filing of the Form 8-K filed by Horizon PCS, Inc. on June 27, 2001.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.

                               HORIZON TELCOM, INC.


                               By: /s/ Thomas McKell
                                   ---------------------------------------------
                                       Thomas McKell
                                       Chief Executive Officer


Date:  August 13, 2001        By: /s/ Peter M. Holland
                                   ---------------------------------------------
                                      Peter M. Holland
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Chief Accounting Officer)

                                  EXHIBIT INDEX



     Exhibits

     3.1*     Articles of Incorporation of Horizon Telcom, Inc.

     3.2*     Bylaws of Incorporation of Horizon Telcom, Inc.

     4.1*     Form of Stock Certificate

     10.3.1*+ Addendum V to Sprint PCS Management Agreement with Horizon PCS, Inc. as of June 1, 2001.

     10.34 Form of Indemnification Agreement for Horizon PCS officers and directors, incorporated by reference to the Exhibit with the same number filed with the quarterly report on Form 10-Q of Horizon PCS, Inc. on August 13, 2001.

     10.40.2 Second Amendment to Credit Agreement and Assignment, dated June 29, 2001, by and among Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain Subsidiaries of the Parent, Existing Lenders, New Lenders, First Union National Bank, as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger, and Fortis Capital Corp., as Documentation Agent. (Incorporated by reference to the same exhibit number in the Form 8-K filed by Horizon PCS, Inc. on July 3, 2001.)

__________________________________


* Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form 10 (Reg. No. 0-32617)

+ Horizon PCS, Inc. requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 in connection with the filing of the Form 8-K filed by Horizon PCS, Inc. on June 27, 2001.