Form 10-Q
period 2001-09-30
HORIZON TELCOM INC
filed 2001-11-14
CIK 1139218

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001 or

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

                                 (740) 772-8200
              (Registrant's telephone number, including area code)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___



                Outstanding common stock, as of November 5, 2001:
                      99,726 shares of class A common stock
                     299,301 shares of class B common stock

                              HORIZON TELCOM, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

Item                                                                                     Page No.
-----                                                                                    --------
Item 1.   FINANCIAL STATEMENTS                                                                 1

          Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited)
          and December 31, 2000                                                                1

          Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2001 and September 30,
          2000                                                                                 3

          Condensed Consolidated Statements of Other Comprehensive Income
          (Loss) for the three and nine months ended September 30, 2001 and
          September 30, 2000 (unaudited)                                                       4

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and September 30, 2000
          (unaudited)                                                                          5

          Notes to the Interim Condensed Consolidated Financial Statements (unaudited)         6

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                                            14

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                            27

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                     29


                          PART I. FINANCIAL INFORMATION


                          Item 1. FINANCIAL STATEMENTS

HORIZON TELCOM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As Of September 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------

                                                                             September 30,         December 31,
                                                                                 2001                   2000
                                                                          --------------------  --------------------
                                                                              (unaudited)
                                ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                             $     41,161,745      $    192,011,997
     Accounts receivables, less allowance for doubtful accounts of
         $2,000,000 and $1,891,000 at September 30, 2001 and December
         31, 2000                                                                17,711,880            11,329,628
     Inventories                                                                  6,340,685             6,756,789
     Prepayments, investments and other                                           2,359,647             7,790,987
                                                                          --------------------  --------------------

              Total current assets                                               67,573,957           217,889,401
                                                                          --------------------  --------------------

DEFERRED CHARGES AND OTHER ASSETS:
     Intangibles, net                                                            50,743,769            52,879,934
     Unamortized debt expense and other assets                                   22,857,490            19,754,305
                                                                          --------------------  --------------------

              Total deferred charges and other assets                            73,601,259            72,634,239
                                                                          --------------------  --------------------

PROPERTY, PLANT AND EQUIPMENT:
     In service                                                                 265,507,563           170,960,204
     Less - accumulated depreciation                                            (64,607,227)          (49,027,055)
                                                                          --------------------  --------------------

              Property, plant and equipment in service, net                     200,900,336           121,933,149

   Construction work in progress                                                 64,117,382            53,608,590
                                                                          --------------------  --------------------

              Total property, plant and equipment                               265,017,718           175,541,739
                                                                          --------------------  --------------------

                               Total assets                                  $  406,192,934        $  466,065,379
                                                                          ====================  ====================


(Continued on next page)

HORIZON TELCOM, INC. AND SUBSIDIARIES

As Of September 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------


                                                                             September 30,           December 31,
                                                                                 2001                   2000
                                                                          --------------------  --------------------
                                                                              (unaudited)
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Lines of credit                                                       $     18,417,337      $     12,767,338
     Current maturities of long-term debt                                         2,000,000             2,000,000
     Accounts payable and other accrued liabilities                              36,285,288            50,087,470
                                                                          --------------------  --------------------

              Total current liabilities                                          56,702,625            64,854,808
                                                                          --------------------  --------------------

LONG-TERM DEBT AND OTHER LIABILITIES:
     Notes payable                                                              202,701,070           185,283,104
     Senior notes                                                                20,000,000            20,000,000
     Deferred income and other liabilities                                       22,461,761            19,121,752
                                                                          --------------------  --------------------

              Total long-term debt and other liabilities                        245,162,831           224,404,856

MINORITY INTEREST                                                                         -               983,883

CONVERTIBLE PREFERRED STOCK                                                     142,588,841           134,421,881

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - class A, no par value, 200,000 shares authorized,
         99,726 shares issued, stated at $4.25 per share                            423,836               423,836
     Common stock - class B, no par value, 500,000 shares authorized,
         299,301  shares issued, stated at $4.25 per share                        1,272,029             1,272,029
     Additional paid-in capital                                                  72,188,905            72,354,113
     Accumulated other comprehensive income (loss)                                 (679,181)                    -
     Deferred compensation                                                       (1,181,476)           (1,503,889)
     Treasury stock - 36,707 and 43,947 shares at cost at September
         30, 2001 and December 31, 2000, respectively                            (5,504,700)           (6,624,962)
     Retained deficit                                                          (104,780,776)          (24,521,176)
                                                                          --------------------  --------------------

                 Total stockholders' equity (deficit)                           (38,261,363)           41,399,951
                                                                          --------------------  --------------------

                 Total liabilities and stockholders' equity (deficit)      $    406,192,934      $    466,065,379
                                                                          ====================  ====================


The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2001 and September 30, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                          For the Three Months Ended          For the Nine Months Ended
                                                                September 30,                       September 30,
                                                       ---------------------------------     ----------------------------
                                                            2001             2000               2001           2000
                                                       ---------------  ----------------    -------------- ----------------
OPERATING REVENUES:
     Basic local, long-distance, and other landline    $    4,736,206    $    5,139,426      $ 14,664,018   $   15,502,943
     Network access                                         5,449,395         4,550,250        14,489,849       13,164,107
     Internet access services                                 800,356           905,856         2,390,087        2,742,717
     Equipment systems sales, information services
         and other revenues                                 1,207,600           754,571         3,097,524        2,562,582
     Personal Communications Services revenue              33,149,798         6,790,855        74,515,536       14,622,246
     PCS equipment revenues                                 2,020,282           649,630         4,595,019        1,744,875
                                                       ---------------  ----------------    -------------- ----------------
               Total operating revenues                    47,363,637        18,790,588       113,752,033       50,339,470
                                                       ---------------  ----------------    -------------- ----------------

OPERATING EXPENSES:
     Cost of goods sold                                     4,306,689         2,204,844         9,168,124        5,581,223
     Cost of services (exclusive of item shown
         separately below)                                 32,157,650        11,125,506        77,800,493       26,445,365
     Selling and marketing                                 13,578,010         4,698,035        32,268,730       10,036,174
     General and administrative (exclusive of item
         shown separately below)                           11,155,824         7,713,494        29,740,407       18,409,934
     Non-cash compensation expense                            101,868           156,197         1,047,312          531,193
     Depreciation and amortization                          7,244,585         3,394,092        18,618,708        8,538,494
                                                       ---------------  ----------------    -------------- ----------------
              Total operating expenses                     68,544,626        29,292,168       168,643,774       69,542,383
                                                       ---------------  ----------------    -------------- ----------------

OPERATING LOSS                                            (21,180,989)      (10,501,580)      (54,891,741)     (19,202,913)
                                                       ---------------  ----------------    -------------- ----------------

NONOPERATING INCOME (EXPENSE):
       Subsidiaries preferred stock dividends              (2,816,053)                -        (8,169,630)               -
       Interest income and other, net                         518,943           512,739         4,949,482        1,176,875
       Interest expense, net                               (6,534,194)       (2,206,497)      (20,335,066)      (4,941,805)
                                                       ---------------  ----------------    -------------- ----------------
              Total non operating income (expense)         (8,831,304)       (1,693,758)      (23,555,214)      (3,764,930)
                                                       ---------------  ----------------    -------------- ----------------

LOSS BEFORE INCOME TAX BENEFIT (EXPENSE)                  (30,012,293)      (12,195,338)      (78,446,955)     (22,967,843)

INCOME TAX BENEFIT (EXPENSE)                                 (458,383)                -        (1,482,351)          93,660

MINORITY INTEREST IN LOSS                                           -         1,423,846           983,883        1,372,193
                                                       ---------------  ----------------    -------------- ----------------

LOSS BEFORE EXTRAORDINARY ITEM                            (30,470,676)      (10,771,492)      (78,945,423)     (21,501,990)
                                                       ---------------  ----------------    -------------- ----------------

EXTRAORDINARY LOSS, NET OF TAX                                      -          (486,323)                -         (486,323)
                                                       ---------------  ----------------    -------------- ----------------

NET LOSS                                                $ (30,470,676)   $  (11,257,815)     $(78,945,423)  $  (21,988,313)
                                                       ===============  ================    ============== ================

Basic and diluted loss per share before
  extraordinary item                                    $      (84.10)   $       (30.52)     $    (219.35)  $       (62.63)
Basic and diluted loss per share from extraordinary
  item                                                              -             (1.38)                -            (1.42)
                                                       ---------------  ----------------    -------------- ----------------
Basic and diluted loss per share                       $       (84.10)   $       (31.90)     $    (219.35)  $       (64.05)
                                                       ===============  ================    ============== ================
Weighted average shares outstanding                           362,320           352,959           359,904          343,290
                                                       ===============  ================    ============== ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Other Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2001 and September 30, 2000 (unaudited)
--------------------------------------------------------------------------------


                                            For the Three Months Ended                For the Nine Months Ended
                                                   September 30,                             September 30,
                                       --------------------------------------     -----------------------------------
                                             2001                 2000                2001                2000
                                       ------------------    ----------------     --------------     ----------------

Net loss available to common
     stockholders                       $    (30,470,676)     $  (11,257,815)      $(78,945,423)      $  (21,988,313)
Net unrealized loss on derivative
     instruments                                (326,108)                  -           (679,181)                   -
                                       ------------------    ----------------     --------------     ----------------
Total comprehensive loss                $    (30,796,784)     $  (11,257,815)      $(79,624,604)      $  (21,988,313)
                                       ==================    ================     ==============     ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2001 and 2000
(unaudited)
--------------------------------------------------------------------------------

                                                                                 Nine Months Ended September 30,
                                                                              --------------------------------------
                                                                                    2001                2000
                                                                              ------------------  ------------------

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                      $    (55,397,623)   $      9,854,764
                                                                              ------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                                     (101,502,116)        (64,367,908)
     Investment in joint venture                                                              -          (1,032,000)
     Proceeds from sale of fixed assets                                                       -             702,000
     Cash acquired in acquisition of BPCS                                                     -           4,926,803
     Proceeds from return of investments in RTFC subordinated capital
        certificates                                                                  2,895,647                   -
                                                                              ------------------  ------------------
               Net cash used in investing activities                                (98,606,469)        (59,771,105)
                                                                              ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Notes payable - borrowing                                                        5,650,000         178,422,280
     Deferred financing fees and other                                               (1,177,673)        (14,630,843)
     Convertible preferred stock of subsidiary                                                -         126,500,000
     Stock issuance costs                                                                     -          (7,009,822)
     Treasury stock received as dividend                                                 (4,310)                  -
     Dividends paid                                                                  (1,314,177)         (1,376,360)
                                                                              ------------------  ------------------
               Net cash provided by financing activities                              3,153,840         281,905,255
                                                                              ------------------  ------------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                               (150,850,252)        231,988,914

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      192,011,997           3,790,455
                                                                              ------------------  ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     41,161,745    $    235,779,369
                                                                              ==================  ==================


The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARES

Notes to Interim Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)
-------------------------------------------------------------------------------

(1)  General

     The results of operations for the interim periods shown are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of Management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the three and nine months ended September 30, 2001 and 2000. All such adjustments are of a normal recurring nature.

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

     The accompanying condensed consolidated financial statements reflect the operations of Horizon Telcom, Inc. (the Company) and its subsidiaries, The Chillicothe Telephone Company (Chillicothe Telephone), Horizon PCS, Inc. (Horizon PCS), Horizon Services, Inc. (Services), and Horizon Technology, Inc. (Horizon Technology). Horizon Technology, Inc. was formerly known as United Communications, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

     Net Loss per Share

     The Company computes net loss per common share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98. Basic and diluted loss per share is computed by dividing loss, for each period, by the weighted-average outstanding common shares. No conversion of common stock equivalents (stock options granted by the Company) has been assumed

HORIZON TELCOM, INC. AND SUBSIDIARES

Notes to Interim Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)
-------------------------------------------------------------------------------

     in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. Horizon PCS has issued stock options, stock purchase warrants and convertible preferred stock, which may impact minority interest and the related earnings or loss of the Company.

     Accounting for Rate Regulation

     Chillicothe Telephone is subject to rate-regulation. SFAS No. 71, Accounting for the Effects of Certain Types of Rate Regulation, provides that rate-regulated utilities account for revenues and expenses and report assets and liabilities consistent with the economic effect of the way in which the regulators establish rates. Chillicothe Telephone follows the accounting and reporting requirements of SFAS No. 71. As of September 30, 2001, the Company has recorded regulatory assets and liabilities of approximately $397,000 and $1,029,000, respectively. As of December 31, 2000, regulatory assets and liabilities were approximately $600,000 and $475,000, respectively.

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

     In January 2001, Horizon PCS entered into an interest rate swap with a notional amount of $25,000,000. During the third quarter, Horizon PCS entered into an additional interest rate swap with a nominal amount of $25,000,000. The swaps have been designated as a hedge of a portion of the future variable interest cash flows expected to be paid on borrowings under its senior secured credit facilities. For the three and nine months ended September 30, 2001, Horizon PCS recorded an unrealized loss of approximately $326,000 and $679,000, respectively, in other comprehensive income (loss) associated with the change in the fair value of the swap. Horizon PCS also recognized other expense of approximately $7,000 and $84,000 for the three and nine months ended September 30, 2001, related to the decline in effectiveness of the hedge.

     Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

HORIZON TELCOM, INC. AND SUBSIDIARES

Notes to Interim Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)
-------------------------------------------------------------------------------

     These statements will be adopted by the Company on January 1, 2002. Goodwill amortization will cease as of December 31, 2001 and the Company will be required to complete an impairment test of the remaining goodwill balance annually (more frequently if impairment indicators arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of September 30, 2001, Horizon PCS has goodwill of approximately $7,288,000 related to the acquisition of Bright PCS in June 2000. The valuation of this goodwill would be subject to an impairment test at the date of adoption.

     In June, 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003. The Company has not yet determined the financial impact the adoption will have on its financial position or results of operations.

     In August, 2001 the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No.
     30. SFAS No. 144 removes goodwill from its scope, as goodwill will be addressed in the impairment test described above under SFAS No. 142. SFAS No. 144 also describes the cash flow estimation approach used in determining impairment. The Company will adopt SFAS No. 144 on January 1, 2002. The Company has not yet determined the financial impact the adoption will have on its financial position or results of operation.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the 2001 presentation.

(4)  Acquisitions

     During 1999 Horizon PCS entered into a joint venture agreement through the purchase of 25.6% of Bright Personal Communications Services, LLC (Bright). The investment was accounted for under the equity method. The joint venture was established in October 1999 to provide personal communications services in Ohio, Indiana, and Michigan as a Sprint PCS network partner.

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

HORIZON TELCOM, INC. AND SUBSIDIARES

Notes to Interim Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)
-------------------------------------------------------------------------------

     In conjunction with this transaction, Horizon PCS also acquired the Bright management agreement with Sprint PCS and, with it, the right to operate using Sprint PCS licenses in Bright's markets. Horizon PCS has recognized an intangible asset totaling $33,000,000 related to this licensing agreement which will be amortized over 20 years, the initial term of the underlying management agreement. Amortization commenced in June 2000. Amortization expense for the three and nine months ended September 30, 2001 is approximately $427,000 and $1,280,000; amortization expense for the three and nine months ended September 30, 2000 is $427,000 and $441,000, respectively.

     The purchase price exceeds the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill will be amortized on a straight-line basis over 20 years. Amortization commenced in June 2000. Amortization expense for the three and nine months ended September 30, 2001 is approximately $97,000 and $292,000; amortization expense for the three and nine months ended September 30, 2000 is $99,000 and $100,000 (see Note
     3).

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

                                                        Three Months Ended           Nine Months Ended
                                                        September 30, 2000           September 30, 2000
                                                    ---------------------------    -----------------------

          Net revenue............................               $  18,790,588               $ 49,832,353
          Net loss ..............................                 (11,257,815)               (22,790,746)
          Basic and diluted loss per share.......                      (31.90)                    (66.39)

     Prior to acquisition, Bright had not commenced revenue-generating operations and was paying a management fee to its investor, Horizon PCS. The management fee recognized by Horizon PCS in the period prior to the acquisition date is included in net revenue in the accompanying Statement of Operations. In the pro forma disclosure above, this management fee revenue is fully eliminated.

(5)  Segment Information

     The Company is organized around the differences in products and services it offers. Under this organizational structure, the Company operates in two reportable business segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, landline telephone services and wireless personal communications services. The landline telephone services segment includes four major revenue streams: basic local service, long-distance toll, network access services, and other related

HORIZON TELCOM, INC. AND SUBSIDIARES

Notes to Interim Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)
-------------------------------------------------------------------------------

     telephone services. The wireless personal communications services segment includes three major revenue streams: PCS subscriber revenues, PCS roaming revenues and PCS equipment sales.

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

     The following table includes revenue, intercompany revenues, operating earnings (loss), depreciation and amortization expense and capital expenditures for the three and nine months ended September 30, 2001 and 2000 and assets as of September 30, 2001 and December 31, 2000 for each segment and reconciling items necessary to total to amounts reported in the financial statements:

                                                                           Net Revenues
                                               ----------------------------------------------------------------------
                                                      Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                               --------------------------------     ---------------------------------
                                                    2001              2000               2001              2000
                                               ---------------    -------------     ---------------    --------------

       Landline telephone services              $  10,185,601      $ 9,689,676       $  29,153,867      $ 28,667,050
       Personal  communication services            35,170,080        7,440,485          79,110,555        16,367,121
       All other                                    2,007,956        1,660,427           5,487,611         5,305,299
                                               ---------------    -------------     ---------------    --------------
           Total net revenues                   $  47,363,637      $18,790,588       $ 113,752,033      $ 50,339,470
                                               ===============    =============     ===============    ==============

                                                                       Intercompany Revenues
                                               ----------------------------------------------------------------------
                                                      Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                               --------------------------------     ---------------------------------
                                                    2001              2000               2001              2000
                                               ---------------    -------------      -------------     --------------

       Landline telephone services              $     222,560     $    160,531       $     669,471      $    464,963
       Personal  communication services                34,024            7,875             118,616            17,027
       All other                                      151,816            3,319             204,308            11,239
                                               ---------------    -------------      -------------     --------------
           Total intercompany revenues          $     408,400     $    171,725       $     992,395      $    493,229
                                               ===============    =============      =============     ==============

                                                                     Operating Earnings (Loss)
                                               ----------------------------------------------------------------------
                                                      Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                               --------------------------------     ---------------------------------
                                                    2001              2000               2001              2000
                                               ---------------    -------------      -------------     --------------

       Landline telephone services              $   4,459,350     $  3,544,865       $  12,219,811      $ 11,291,535
       Personal  communication services           (21,518,608)     (10,663,619)        (55,789,754)      (22,110,767)
       All other                                     (999,155)        (347,957)         (2,060,806)         (501,325)
       Unallocated administrative expenses         (3,122,576)      (3,034,869)         (9,260,992)       (7,882,356)
                                               ---------------    -------------      -------------     --------------
           Total operating earnings (loss)      $ (21,180,989)    $(10,501,580)      $ (54,891,741)     $(19,202,913)
                                               ===============    =============      =============     ==============

                                                                   Depreciation and Amortization
                                               ----------------------------------------------------------------------
                                                      Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                               --------------------------------     ---------------------------------
                                                    2001              2000               2001              2000
                                               ---------------    -------------      -------------     --------------

       Landline telephone services              $   1,589,397     $  1,595,880       $   4,628,805      $  4,726,949
       Personal  communication services             5,158,645        1,687,511          12,980,231         3,466,854
       All other                                      496,543          110,701           1,009,672           344,691
                                               ---------------    -------------      -------------     --------------
           Total depreciation and
            amortization                        $   7,244,585     $  3,394,092       $  18,618,708      $  8,538,494
                                               ===============    =============      =============     ==============

                                                                       Capital Expenditures
                                               ----------------------------------------------------------------------
                                                      Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                               --------------------------------     ---------------------------------
                                                    2001              2000               2001              2000
                                               ---------------    -------------      -------------     --------------

       Landline telephone services              $   3,005,081     $  3,100,980       $   6,508,718      $  8,177,620
       Personal  communication services            24,331,396       40,001,544          90,350,650        49,809,628
       All other                                    1,014,080        5,770,773           4,642,748         6,380,660
                                               ---------------    -------------      -------------     --------------
           Total capital expenditures           $  28,350,557     $ 48,873,297       $ 101,502,116      $ 64,367,908
                                               ===============    =============      =============     ==============

HORIZON TELCOM, INC. AND SUBSIDIARES

Notes to Interim Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)
-------------------------------------------------------------------------------

                                                                              Assets
                                                               -------------------------------------
                                                                September 30,        December 31,
                                                                    2001                 2000
                                                               ----------------     ----------------

       Landline telephone services                              $   83,151,923       $   74,160,504
       Personal  communication services                            315,057,775          383,198,834
       All other                                                     7,983,236            8,706,041
                                                               ----------------     ----------------
           Total assets                                         $  406,192,934       $  466,065,379
                                                               ================     ================


     Other business activities of the Company include Internet access services, equipment systems sales, and other miscellaneous revenues which do not meet the definition of a reportable segment under SFAS No. 131. Amounts related to these business activities are included above under "All other." Unallocated administrative expenses represent general and administrative expenses which are incurred at a corporate level. All other assets represent common assets not identified to an operating segment.


     Net operating revenues by product and services were as follows:

                                                       Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                 --------------------------------     --------------------------------
                                                     2001              2000               2001              2000
                                                 --------------    --------------     -------------     --------------

       Basic local service                        $  3,618,523     $  3,697,454       $ 10,857,809       $ 10,869,952
       Long-distance toll                              297,906          645,308          1,147,635          2,011,652
       Network access                                5,449,395        4,550,250         14,489,849         13,164,107
       All other                                       819,777          796,664          2,658,574          2,621,339
                                                 --------------    --------------     -------------     --------------
       Total landline telephone services            10,185,601        9,689,676         29,153,867         28,667,050
                                                 --------------    --------------     -------------     --------------

       PCS subscriber revenue                       21,356,842        4,975,156         48,870,231         10,870,335
       PCS roaming revenue                          11,792,956        1,815,699         25,645,305          3,751,911
       PCS equipment sales                           2,020,282          649,630          4,595,019          1,744,875
                                                 --------------    --------------     -------------     --------------
       Total personal communication services        35,170,080        7,440,485         79,110,555         16,367,121
                                                 --------------    --------------     -------------     --------------

       Internet access services                        800,356          905,856          2,390,087          2,742,717
       Equipment system sales                          372,911          217,907          1,081,657            957,396
       All other                                       834,689          536,664          2,015,867          1,605,186
                                                 --------------    --------------     -------------     --------------
       Total other                                   2,007,956        1,660,427          5,487,611          5,305,299
                                                 --------------    --------------     -------------     --------------
           Total net operating revenues           $ 47,363,637     $  18,790,588      $113,752,033       $ 50,339,470
                                                 ==============    ==============     =============     ==============

HORIZON TELCOM, INC. AND SUBSIDIARES

Notes to Interim Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)
-------------------------------------------------------------------------------

(6)  Commitments and Contingencies

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

     Vendor Agreements

     In August 1999, Horizon PCS entered into a wholesale network services agreement with a third-party vendor. The initial term is through June 8, 2008 with four automatic ten-year renewals. This agreement was amended in the third quarter of 2001. Under the amended agreement, Horizon PCS is obligated to pay fixed minimum monthly fees until December, 2003, at a lower rate per minute than the prior agreement. Usage in excess of the monthly minute allowance is charged at a set rate per minute. The aggregate amount of such minimum payments at September 30, 2001 is as follows:

           2001..........................................        $ 5,100,000
           2002..........................................         27,400,000
           2003..........................................         38,600,000
                                                           -----------------
                          Total                                  $71,100,000
                                                           =================

     Under the amendment, the vendor is obligated to make certain upgrades to their network (3G technology) and the vendor agrees with Sprint PCS to modify their network to cause Spring PCS to be in compliance with the FCC's construction requirements for PCS networks. Horizon PCS is responsible for completion of the network modification if the vendor fails to comply.

     Construction Expenditures

     Construction expenditures in 2001 are estimated to be $145,000,000. The majority of the estimated expenditures are for the build-out of the PCS Network. The Company expects to finance construction primarily through available cash on hand at September 30, 2001 and additional external financing.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     This discussion reflects the operations of Horizon Telcom, Inc. and its subsidiaries, The Chillicothe Telephone Company, Horizon PCS, Inc., Horizon Services, Inc., and Horizon Technology, Inc. This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes.

     Horizon Telcom operates primarily within two operating segments: landline telephone services and personal communications services. See Note 5 of "Notes to Interim Condensed Consolidated Financial Statements" for additional financial information regarding Horizon Telcom's operating segments.

     At September 30, 2001, Chillicothe Telephone serviced 36,821 access lines in Chillicothe, Ohio and the surrounding area. Horizon Technology provided Internet service to 14,925 customers through its bright.net Internet service.

     At  September  30,  2001,   Horizon  PCS  had  launched   service  covering
approximately  6.7  million  residents,   or  approximately  66%  of  the  total
population in its territory, and had 146,641 customers.

HISTORY AND BACKGROUND

     Horizon Telcom is a holding company which, in addition to its 92% ownership interest (55.3% on a fully diluted basis) in Horizon PCS, owns 100% of Chillicothe Telephone, a local telephone company in service for 105 years. Horizon Telcom also owns 100% of Horizon Services, which provides administrative services to Horizon PCS and other Horizon Telcom affiliates, and 100% of Horizon Technology, a separate long distance and Internet services business. Prior to providing PCS service, one of Horizon PCS' subsidiaries operated a DirecTV affiliate. We sold that business in 1996. We also launched our Internet services business in 1995, which we transferred from Horizon PCS to Horizon Technology in April 2000.

     Horizon Telcom provides a variety of voice and data services to commercial, residential/small business and local market segments. Horizon Telcom provides landline telephone service, very high bit rate digital subscriber line (VDSL) television service, and Internet access services to the southern Ohio region, principally in and surrounding Chillicothe, Ohio. Horizon Telcom also provides PCS operations to a twelve-state region in the Midwest, including Ohio, Indiana, Virginia, and West Virginia, as an affiliate of Sprint PCS.


RESULTS OF OPERATIONS

     The landline telephone services operating segment consists of basic local, long-distance toll, network access services, and other telephone service revenue.

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

     Network access revenue consists of revenue derived from the provision of exchange access services to an interexchange carrier or to an end user beyond the exchange carrier's network. Other revenue includes directory advertising related to a telephone directory published annually.

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

     We record 100% of PCS subscriber revenues from our customers, Sprint PCS roaming revenues from Sprint PCS subscribers based outside our markets and non-Sprint PCS roaming revenues. Sprint PCS retains 8% of all collected service revenue as a management fee. Collected service revenues include PCS subscriber revenues and non-Sprint PCS roaming revenues, but exclude Sprint PCS roaming revenues and revenues from sales of equipment. We report the amounts retained by Sprint PCS as general and administrative expenses.

     PCS equipment sales consist of digital handsets and accessories sold to our customers. Certain of our equipment sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors. We defer recognition of such sales until the merchandise is sold by the distributors.

     Other revenues include Internet access services, equipment systems sales, and information services.

     Internet access revenues for our bright.net services are monthly service fees and other charges billed to our bright.net customers. Service fees primarily consist of monthly recurring charges billed to customers.

     Equipment system sales and other revenues consist of sales made by Chillicothe Telephone to various businesses or other residential customers for equipment used on the telephone system. Revenue also consists of paging services provided by Horizon Technology until its divestiture of that business in December, 2000.

                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                             ------------------------------------    ----------------------------------
                                                  2001              2000                  2001              2000
                                             ---------------- ------------------    ------------------ ---------------
                                               AMOUNT     %     AMOUNT      %         AMOUNT      %     AMOUNT     %
                                             ----------- ---- ------------ -----    ------------ ----  ---------- ----
                                                             (Dollars in thousands, except PCS ARPU)

Landline telephone services                  $   10,186   22  $     9,690    51     $    29,154    26  $  28,667   57
Personal communications equipment and
     service                                     35,170   74        7,441    40          79,111    69     16,367   32

Other revenues                                    2,008    4        1,660     9           5,487     5      5,305   11
                                             -----------      ------------          ------------       ----------
         Total revenues                      $   47,364       $    18,791           $   113,752        $  50,339
                                             ===========      ============          ============       ==========
PCS ARPU (including  roaming)(1)             $       88       $        77           $        84        $      71

PCS ARPU (excluding  roaming)(1)                     57                56                    55               52


---------------

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Operating Revenues

Landline Telephone Services

                                                   2001        2000    $ change  % change
                                                   ----        ----    --------  --------
                                                          (Dollars in thousands)
Basic local, long-distance, and other landline    $ 4,736   $   5,139   $ (403)     (8%)
Network access                                      5,449       4,550      899      20%

     Long-distance service revenue decreased for the three months ended September 30, 2001 as the Company continues to see lower usage for long-distance service. We expect this trend to continue for the foreseeable future, as more customers use wireless devices where long distance is included for one monthly fee. The increase in network access was attributable to increased minutes of use on our network and more circuits in use.

Personal Communications Equipment And Services

                                                   2001        2000    $ change  % change
                                                   ----        ----    --------  --------
                                                          (Dollars in thousands)
PCS service revenue                              $ 33,150   $   6,791  $ 26,359      388%
PCS equipment revenue                               2,020         650     1,370      211%

     The growth in PCS service revenues is the result of the growth in our customer base as well as an increase in travel and roaming revenue. Subscriber revenues increased $16.4 million for the three months ended September 30, 2001. We had 146,641 customers at September 30, 2001, compared to 36,007 at September 30, 2000. Our customer base has grown because we have launched additional markets and increased our sales force.

     PCS ARPU excluding roaming and travel increased for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 to $57 from $56 primarily as a result of higher monthly fees and increased minutes of use by our customers.

     Roaming revenues increased $10.0 million in the third quarter of 2001 compared to the same period in 2000. This increase primarily resulted from the continued build-out of our network, including highways covering northwest Ohio, northern Indiana and Pennsylvania. We expect continued volume increases in Sprint PCS roaming revenues as we complete the remainder of our network build-out.

     On April 27, 2001, Sprint PCS and its affiliates agreed on a new roaming rate structure, decreasing the per minute receivable and payable for roaming usage from its previous amount of $0.20 per minute to $0.15 per minute on June 1, 2001, $0.12 per minute on October 1, 2001, and a cost return basis (approximately $0.10 per minute) on January 1, 2002, and for the remainder of the term of the Sprint PCS agreements. This change has not yet been documented and may not represent the final agreements. We expect this decrease in the rate to reduce our overall roaming revenue and expense per minute. We anticipate this rate reduction to be offset by volume increases resulting in greater overall roaming revenue and expense in the future.

     PCS equipment revenues consist of handsets and accessories sold to customers. Equipment revenues for the three months ended September 30, 2001 were $2.0 million, compared to $650,000 for the three months ended September 30, 2000, an increase of $1.4 million. The increase in equipment revenues is the result of our increase in customers. We added 40,373 customers during the three months ended September 30, 2001 compared to 9,027 during the three months ended September 30, 2000.

Other Revenues

                                                   2001        2000    $ change  % change
                                                   ----        ----    --------  --------
                                                          (Dollars in thousands)
Internet access services                          $  800    $  906     $  (106)     (12%)
Equipment systems sale, information services,
     and other revenues                            1,208       755         453       60%

     Other revenues were impacted by increased VDSL revenue as we continue to build our customer base, offset by decreased revenues from our Bright.net internet services. Our internet service saw a decrease in customers in the third quarter of 2001 compared to the same period in 2000.

Operating Expenses

     Cost of goods sold. Cost of goods sold primarily includes the costs of handsets and accessories sold to customers. Cost of goods sold also includes, to a lesser extent, the cost of business system sales incurred by Chillicothe Telephone. Cost of goods sold for the three months ended September 30, 2001 was $4.3 million, compared to $2.2 million for the three months ended September 30, 2000, an increase of $2.1 million. The increase in the cost of goods sold is the result of the growth in our wireless customers partially offset by the decreasing unit cost of the handsets. We added 40,373 customers in the third quarter of 2001 compared to 9,027 in the third quarter of 2000. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Cost of services. Cost of services for Chillicothe Telephone and Horizon Technology includes the support, switching, access, and circuitry expenses utilized for maintaining telephone service. Cost of services also includes expenses related to Chillicothe Telephone's VDSL service. Cost of services for Horizon PCS includes site rent, utilities, maintenance, engineering and network personnel, interconnection expenses, Sprint PCS roaming fees, non-Sprint roaming fees, and other expenses related to operations. Horizon PCS pays Sprint PCS roaming fees when Horizon PCS' customers use Sprint PCS' network outside of our territory. Horizon PCS pays non-Sprint PCS roaming fees to other wireless service providers when our customers use their networks. Also included in cost of services are costs incurred under Horizon PCS' network services agreement with the Alliances. Horizon PCS recently negotiated an amendment to its agreement with the Alliances and a related amendment to its Sprint PCS agreements. Under this agreement, Horizon PCS is obligated to pay a fixed minimum monthly fee for a stated minimum period. Horizon PCS expects to incur lower overall fees under this agreement at expected usage levels. The Alliances are also obligated to upgrade their networks to provide 3G technology. In connection with this amendment, the Alliances agreed with Sprint PCS to modify their networks to cause Sprint PCS to be in compliance with the FCC's construction requirements for PCS networks. Horizon PCS would be responsible for completion of the network modification if the Alliances fail to comply.

     Under Horizon PCS' build-to-suit agreement with SBA, Horizon PCS receives site development fees for towers SBA constructs and leases to Horizon PCS. Each site development fee received is recorded as a deferred credit and is amortized over the term of the lease, thereby effectively reducing our tower lease expense.

     Cost of services for the three months ended September 30, 2001 was $32.2 million, compared to $11.1 million for the three months ended September 30, 2000, an increase of $21.1 million. Of the increase, $21.2 million was related to Horizon PCS, while Chillicothe Telephone and Horizon Technology were essentially flat, decreasing by $100,000.

     Horizon PCS' increase in cost of services reflects the increase in Sprint PCS roaming fees, including long distance charges of $8.5 million, the increase in costs incurred under our network services agreement with the Alliances of $3.0 million, the increase in network operations, including tower lease expense, circuit costs and payroll expense of $4.7 million, increased customer care, activations, and billing expenses of $3.6 million, and the increase in other variable expenses of $1.4 million.

     Selling and marketing expenses. Selling and marketing expenses consist of costs associated with operating Horizon PCS' 30 retail stores, including marketing, advertising, payroll, and sales commissions. Selling and marketing expense also includes salaries and commissions paid to our sales representatives and sales support personnel, commissions paid to national and local third party distribution channels and subsidies on handsets sold by third parties for which we do not record revenue, and expenses related to Chillicothe Telephone and Horizon Technology marketing and advertising programs.

     Selling and marketing expenses rose to $13.6 million for the three months ended September 30, 2001 compared to $4.7 million for the same period in 2000, an increase of $8.9 million. Horizon PCS' increase was $8.9 million, while Chillicothe Telephone and Horizon Technology were flat.

     The Horizon PCS increase reflects the increase in the costs of operating 30 retail stores of $3.8 million, the increased subsidies on handsets sold by third parties of $3.8 million and an increase in commissions paid to third parties of $1.3 million.

     General and administrative expenses. General and administrative costs include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. The Sprint management fee is also included in general and administrative expenses.

     General and administrative expenses rose by $3.5 million to $11.2 million for the three months ended September 30, 2001 compared to the same period last year. Horizon PCS' increase was $3.4 million which reflects an increase in the provision of uncollectible accounts of $1.2 million, an increase in the Sprint PCS management fee of $1.3 million and an increase in other general expenses including property taxes of $900,000. Chillicothe Telephone and Horizon Technology were essentially flat, increasing by $100,000.

     Non-cash compensation expense. For the three months ended September 30, 2001 and 2000, we recorded stock-based compensation expense of approximately $102,000 and $156,000, respectively. This compensation expense is the amortization of the value of stock options granted in November 1999. All of the compensation expense represents general and administrative expense. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these options is approximately $441,000 in 2001, $413,000 in 2002, $389,000 in 2003, $193,000 in 2004, and $71,000 in 2005.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by $3.8 million to a total of $7.2 million in 2001. The increase reflects the continuing construction of our PCS network as well as capital additions for VDSL and other telephone services. Because our acquisition of Bright PCS was accounted for as a purchase transaction, amortization has increased as a result of amortizing the intangible assets.

     At September 30, 2000, Horizon PCS recorded an intangible asset of $13.4 million for the value of warrants we agreed to grant to Sprint. The intangible asset will be amortized over the remaining term of the Sprint PCS management agreement, resulting in $752,000 of amortization expense per year. Amortization expense for the three months ended September 30, 2001 was approximately $188,000.

     Goodwill amortization will cease as of December 31, 2001 with the adoption of SFAS No. 142. The Company has not determined the financial impact the adoption of SFAS No. 142 will have on its financial position or results of operations.

     Subsidiaries preferred stock dividend. Horizon PCS' convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing April 30, 2001. On May 1, 2001 we issued an additional 1,163,051 shares of preferred stock in payment of the stock dividend through April 30, 2001 and on November 1, 2001, we issued 1,021,882 shares of preferred stock in payment of the stock dividend through October 31, 2001. For the three months ended September 30, 2001, we accrued a stock dividend of $2.8 million.

     Interest income and other, net. Interest income and other for the three months ended September 30, 2001 was $519,000 and consisted primarily of interest income. Interest income was generated from the short-term investment of cash proceeds from Horizon PCS' private equity sales, senior discount notes and drawings under the senior secured credit facility, all completed on September 26, 2000. As capital expenditures are made to complete the build-out of our network, decreasing cash balances will result in lower daily interest income in the future.

     Interest  expense,  net.  Interest  expense  for  the  three  months  ended
September 30, 2001 was $6.5 million, compared to $2.2 million in 2000, and consisted of interest on debt. The increase in interest expense is the result of our additional debt outstanding during the three months ended September 30, 2001 compared to the same period in 2000.

     Chillicothe Telephone's line of credit resulted in additional interest expense of approximately $200,000 for the three months ended September 30, 2001. Chillicothe Telephone's line of credit accrues interest on the outstanding balance at a fluctuating rate tied to the LIBOR rate (5.2% as of September 30, 2001) and is due and payable monthly. The outstanding balance at September 30, 2001 was $18.4 million.

     Horizon PCS' interest expense for the three months ended September 30, 2001 was $6.0 million. Interest on Horizon PCS' senior secured credit facility accrues at LIBOR plus our specified margin (approximately 6.9% at September 30, 2001). Horizon PCS accrues interest at a rate of 14% per annum on the senior discount notes through October 1, 2005 and will pay interest semi-annually in cash thereafter. We expect our interest expense to increase in the future as we borrow under the senior credit facility to fund the network build out and operating losses. Interest expense also includes the amortized amount of deferred financing fees related to the senior secured credit facility, senior discount notes, and the amortization of the related warrants. At June 29, 2001, we agreed to several changes in the senior credit facility including a 0.25% increase in the annual interest rate. We expect our interest expense to increase in the future as we borrow under the senior credit facility to fund the network build-out and operating losses.

     Income tax expense (benefit). Income tax expense was approximately $458,000 for the three months ended September 30, 2001. As a result of the sale of Horizon PCS convertible preferred stock in September 2000, Horizon PCS will not be able to participate in the tax sharing agreement with its parent nor will Horizon Telcom be able to recognize any net operating loss benefits from Horizon PCS. We expect to continue to record income tax expense as a result of this tax deconsolidation. Horizon PCS is unable to recognize any tax benefits from its net operating losses until it generates taxable income.

     Minority interest in loss. As part of the acquisition of Bright Personal Communication Services, LLC (Bright), the former members of Bright have a 7.974% ownership in Horizon PCS, excluding the impact of the possible conversion of convertible preferred stock and exercise of options and warrants. Horizon Telcom accounts for this ownership by recording the portion of net income (loss) attributable to the minority shareholders as minority interest in earnings
(loss) in the accompanying consolidated statement of operations. For the three months ended September 30, 2000, $1.4 million was allocated to the minority interest. There will not be any further allocations to minority interests until such time as Horizon PCS becomes profitable and any unallocated losses to minority interests are offset with income in future periods.

     Extraordinary loss. As a result of the September 26, 2000 financings, Horizon PCS retired long term debt payable to financial institutions. As a result of the debt extinguishments, Horizon PCS expensed the unamortized portion of the related financing costs, as well as fees associated with the debt extinguishments. These fees and expenses amounted to approximately $748,000 and are shown on the statement of operations net of a tax benefit of $262,000.

     Other comprehensive income (loss). In the first quarter of 2001, Horizon PCS entered into a two year interest rate swap effectively fixing $25.0 million of our term loan at a rate of 9.4%. In the third quarter of 2001, Horizon PCS entered into a two year interest rate swap effectively fixing the remaining $25.0 million of our term loan at 7.65%. Horizon PCS does not expect the effects of the swaps to have a material impact to interest expense for the remainder of 2001. Other comprehensive income (loss) may fluctuate based on changes in the fair value of the swap instruments. An other comprehensive loss of $326,000 and an other expense of $7,000 was recorded for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Operating Revenues

Landline Telephone Services

                                                   2001        2000    $ change  % change
                                                   ----        ----    --------  --------
                                                          (Dollars in thousands)
Basic local, long-distance, and other landline    $14,664   $15,503    $  (839)     (5%)
Network access                                     14,490    13,164      1,326      10%

     The decrease in basic local and long-distance was primarily caused by lower usage of long distance service. We expect this trend to continue in the foreseeable future as more customers use wireless devices where long distance is included for one monthly fee. Network access increased from the prior year due to increased minutes of use from carriers utilizing our access lines.

Personal Communication Equipment And Services

                                                   2001        2000    $ change  % change
                                                   ----        ----    --------  --------
                                                          (Dollars in thousands)
PCS service revenue                               $74,516     $14,622  $ 59,894    410%
PCS equipment revenue                               4,595       1,745     2,850    163%

     The growth in PCS service revenues is the result of the growth in our customer base as well as an increase in travel and roaming revenue. Subscriber revenues increased $38.1 million for the nine months ended September 30, 2001. We had 146,641 customers at September 30, 2001, compared to 36,007 at September 30, 2000. Our customer base has grown because we have launched additional markets and increased our sales force.

     PCS ARPU excluding roaming and travel increased for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 to $55 from $52 primarily as a result of higher monthly fees and increased minutes of use by our customers.

     Roaming revenues increased $21.8 million in the first nine months of 2001 compared to the same period in 2000. This increase primarily resulted from the continued build-out of our network, including highways covering northwest Ohio, northern Indiana and Pennsylvania. We expect continued volume increases in Sprint PCS roaming revenues as we complete the remainder of our network build-out.

     On April 27, 2001, Sprint PCS and its affiliates agreed on a new roaming rate structure, decreasing the per minute receivable and payable for roaming usage from its previous amount of $0.20 per minute to $0.15 per minute on June 1, 2001, $0.12 per minute on October 1, 2001, and a cost return basis (approximately $0.10 per minute) on January 1, 2002, and for the remainder of the term of the Sprint PCS agreements. This change has not yet been documented, and may not represent the final arrangement We expect this decrease in the rate to reduce our overall roaming revenue and expense per minute. We anticipate this rate reduction to be offset by volume increases resulting in greater overall roaming revenue and expense in the future.

     PCS equipment revenues consist of handsets and accessories sold to customers. Equipment revenues for the nine months ended September 30, 2001 were $4.6 million, compared to $1.7 million for the nine months ended September 30, 2000, an increase of $2.9 million. The increase in equipment revenues is the result of our increase in customers.

Other Revenues

                                                   2001        2000    $ change  % change
                                                   ----        ----    --------  --------
                                                          (Dollars in thousands)
Internet access services                          $2,390    $   2,743  $(353)     (13%)
Equipment systems sale, information services,
     and other revenues                            3,098        2,563    535       21%

     Other revenues were essentially flat for the nine months ending September 30, 2001 compared to the same period in 2000. A lower customer base resulted in lower internet access revenue but was offset by increased VDSL revenues.

Operating Expenses

     Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2001 was $9.2 million, compared to $5.6 million for the nine months ended September 30, 2000, an increase of $3.6 million. The increase in the cost of goods sold is the result of the growth in our wireless customers partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Cost of services. Cost of services for the nine months ended September 30, 2001 was $77.8 million, compared to $26.4 million for the nine months ended September 30, 2000, an increase of $51.4 million. Chillicothe Telephone and Horizon Technology cost of services increased $400,000 from the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001. This increase was a result of increased web design, Bright.net, network access and VDSL service expenses.

     Horizon PCS' increase of $51.0 million in cost of services reflects the increase in Sprint PCS roaming fees, including long distance charges, of $20.2 million, the increase in costs incurred under our network services agreement with the Alliances of $9.5 million, the increase in network operations, including tower lease expense, circuit costs and payroll expenses, of $12.3 million, increased customer care, activations, and billing expense of $7.0 million, and the increase in other variable expenses, including switching and national platform expenses of $2.0 million.

     Horizon PCS recently negotiated an amendment to its agreement with the Alliances and a related amendment to its Sprint PCS agreements. Under this agreement, Horizon PCS is obligated to pay a fixed minimum monthly fee for a stated minimum period. Horizon PCS expects to incur lower overall fees under this agreement at expected usage levels. The Alliances are also obligated to upgrade their networks to provide 3G technology. In connection with this amendment, the Alliances agree with Sprint PCS to modify their networks to cause Sprint PCS to be incompliance with the FCC's construction requirements for PCS networks. Horizon PCS would be responsible for completion of the network modification if the Alliances fail to comply.

     Selling and marketing expenses. Selling and marketing expenses rose to $32.3 million for the nine months ended September 30, 2001, compared to $10.0 million for the same period in 2000, an increase of $22.3 million. Horizon PCS' increase was $22.7 million, while Chillicothe Telephone and Horizon Technology decreased $400,000 for the nine months ended September 30, 2001 compared to the same period in the prior year. Chillicothe Telephone and Horizon Technology's decrease was a result of less advertising expenses incurred.

     The Horizon PCS increase reflects the increase in costs of operating 30 retail stores, including marketing and advertising in our sales territory, of $13.8 million, the increase in subsidies on handsets sold by third parties of $6.6 million, and the increase in commissions paid to third parties of $2.3 million. We expect selling and marketing expense to increase in aggregate as we expand our coverage area and add customers.

     General and administrative expenses. General and administrative expense for the nine months ended September 30, 2001 were $29.7 million compared to $18.4 million in 2001, an increase of $11.3 million. Horizon PCS' increase was $11.1 million, while Chillicothe Telephone and Horizon Technology were essentially flat, increasing $200,000 for the nine months ending September 30, 2001 compared to the same period in the prior year.

     The increase of $11.1 million in Horizon PCS reflects an increase in the provision for uncollectible accounts of $3.0 million, an increase in the Sprint PCS management fee of $3.2 million, increased professional fees, including non-recurring costs related to pursuing strategic business alternatives, of $1.3 million, increased headcount and professional services at Horizon Services, needed to support our growth, of $1.6 million, and other general expenses, including property and franchise taxes of $2.0 million.

     Non-cash compensation expense. For the nine months ended September 30, 2001 and 2000, we recorded stock-based compensation expense of approximately $1.0 million and $531,000, respectively. The $1.0 million includes $725,000 related to the distribution of 7,249 shares of Horizon Telcom stock to employees of Horizon PCS and $322,000 for certain stock options granted in November 1999. Approximately $100,000 of the 2000 expense related to cost of services; the remainder of the compensation expense represents general and administrative expense. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these options is approximately $441,000 in 2001, $413,000 in 2002, $389,000 in 2003, $193,000 in
2004, and $71,000 in 2005.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by $10.1 million to a total of $18.6 million in 2001. The increase reflects the continuing construction of our PCS network as well as capital additions for VDSL and other telephone services. Because our acquisition of Bright PCS was accounted for as a purchase transaction, amortization has increased as a result of amortizing the intangible assets.

     At September 30, 2000, Horizon PCS recorded an intangible asset of $13.4 million for the value of warrants we agreed to grant to Sprint. The intangible asset will be amortized over the remaining term of the Sprint PCS management agreement, resulting in $752,000 of amortization expense per year. Amortization expense for the nine months ended September 30, 2001 was approximately $564,000.

     Goodwill amortization will cease as of December 31, 2001 with the adoption of SFAS No. 142. The Company has not determined the financial impact the adoption of SFAS No. 142 will have on its financial position or results of operations.

     Subsidiaries preferred stock dividend. Horizon PCS' convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing April 30, 2001. For the nine months ended September 30, 2001, we accrued a stock dividend of $8.2 million. On May 1, 2001, Horizon PCS issued an additional 1,163,051 shares of preferred stock in payment of the stock dividend through April 30, 2001 and on November 1, 2001, we issued an additional 1,021,882 shares of preferred stock in payment of the stock dividends through October 31, 2001.

     Interest income and other, net. Interest income and other for the nine months ended September 30, 2001 was $4.9 million and consisted primarily of interest income of approximately $4.7 million and other miscellaneous income of approximately $200,000. Interest income was generated from cash proceeds from Horizon PCS' private equity sales, senior discount notes and drawings under the senior secured credit facility, all completed on September 26, 2000. As capital expenditures are made to complete the build-out of our network, decreasing cash balances will result in lower daily interest income in the future.

     Interest expense, net. Interest expense for the nine months ended September 30, 2001 was $20.3 million, compared to $4.9 million in 2000, and consisted of interest on debt. The increase in interest expense is the result of our additional debt outstanding during the nine months ended September 30, 2001 compared to the same period in 2000.

     Chillicothe Telephone's line of credit resulted in additional interest expense of approximately $700,000 for the nine months ended September 30, 2001. Chillicothe Telephone's line of credit accrues interest on the outstanding balance at a fluctuating rate tied to the LIBOR rate (5.2% as of September 30, 2001) and is due and payable monthly.

     Horizon PCS' interest expense for the nine months ended September 30, 2001 was $18.7 million. Interest on Horizon PCS' senior secured credit facility accrues at LIBOR plus our specified margin (approximately 6.9% at September 30, 2001). Horizon PCS accrues interest at a rate of 14% per annum on the senior discount notes through October 1, 2005 and will pay interest semi-annually in cash thereafter. At June 29, 2001, we agreed to several changes in the senior credit facility including a 0.25% increase in the annual interest rate. We expect our interest expense to increase in the future as we borrow under the senior credit facility to fund the network build-out and operating losses.

     Income tax expense (benefit). Income tax expense was approximately $1.5 million for the nine months ended September 30, 2001 compared to a benefit of approximately $94,000 for the nine months ended September 30, 2000. We expect to continue to record income tax expense as a result of the tax deconsolidation that occurred in September 2000.

     Minority interest in loss. As part of the acquisition of Bright Personal Communication Services, LLC (Bright), the former members of Bright have a 7.974% ownership in Horizon PCS, excluding the impact of the possible conversion of convertible preferred stock and exercise of options and warrants. Horizon Telcom accounts for this ownership by recording the portion of net income (loss) attributable to the minority shareholders as minority interest in earnings
(loss) in the accompanying consolidated statement of operations. For the nine months ended September 30, 2001, approximately $1.0 million of the net loss for the year was allocated to the minority interest, reducing the minority interest balance to zero. There will be no further allocations to minority interests until such time as Horizon PCS becomes profitable and any unallocated losses to minority interests are offset with income in future periods.

     Extraordinary loss. As a result of the September 26, 2000 financings, Horizon PCS retired long term debt payable to financial institutions. As a result of the debt extinguishments, Horizon PCS expensed the unamortized portion of the related financing costs, as well as fees associated with the debt extinguishments. These fees and expenses amounted to approximately $748,000 and are shown on the statement of operations net of a tax benefit of $262,000.

     Other comprehensive income (loss). In the first quarter of 2001, Horizon PCS entered into a two year interest rate swap effectively fixing $25.0 million of our term loan at a rate of 9.4%. In the third quarter of 2001, Horizon PCS entered into a two year interest rate swap effectively fixing the remaining $25.0 million of our term loan at 7.65%. Horizon PCS does not expect the effects of these swaps to have a material impact to interest expense for the remainder of 2001. Other comprehensive income may fluctuate based on changes in the fair value of the swap instrument. An other comprehensive loss of approximately $679,000 was recorded for the nine months ended September 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

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

     At September 30, 2001, we had cash and cash equivalents of $41.2 and working capital of $10.9 million. At December 31, 2000, we had cash and cash equivalents of $192.0 million and working capital of $153.0 million. The decrease in cash and cash equivalents of $150.8 million is attributable to funding our loss from continuing operations of $78.9 million (this loss also includes certain non-cash charges) and funding our capital expenditures of $101.5 million for the nine months ended September 30, 2001.

     Net cash used in operating activities was $55.4 million for the nine months ended September 30, 2001. This reflects the continuing use of cash for our operations to build our Horizon PCS customer base, including but not limited to providing service in our markets and the costs of acquiring a new customer. For the nine months ended September 30, 2001, our cost per gross additional customer was approximately $337 per customer. Increases to depreciation and other non-cash charges were offset by an increase in accounts receivable and decreases in accounts payable and other accrued liabilities.

     Net cash used in investing activities was $98.6 million for the nine months ended September 30, 2001, reflecting the continuing build-out of the Horizon PCS network as well as the deployment of capital necessary to offer VDSL service. At September 30, 2001, we operated approximately 529 cell sites in our PCS network. This represents an addition of approximately 226 sites during 2001. In addition to the sites, we have increased the number of switching stations in our territory and have increased our number of retail stores from 16 at the end of 2000 to 30 at September 30, 2001. We expect additional capital expenditures as we complete the build-out of our network, including adding approximately 10 more stores, completing additional cell sites, and expanding capacity at our switches as needed.

     Net cash provided by financing activities for the nine months ended September 30, 2001 was $3.2 million consisting primarily of borrowings of $5.7 million under Chillicothe Telephone's line of credit, offset by dividends paid of $1.3 million and Horizon PCS deferred financing fees. With the amendment to the senior secured credit facility on June 29, 2001, Horizon PCS paid a fee of $875,000.

     For 2001, we anticipate our annual funding needs will be approximately $220.0 million, of which $145.0 million will be used for capital expenditures, and the remainder will be used to fund working capital and operating losses. The terms of their respective credit agreements prohibit or severely restrict the ability of Chillicothe Telephone and Horizon PCS to provide funds to their affiliates in the event the affiliate experiences a shortfall. However, we anticipate that our cash and borrowings under existing financing agreements will be adequate to fund our capital expenditures, anticipated operating losses and working capital requirements over the next twelve months. The actual funds required to build out the network and to fund operating losses, working capital needs and other capital needs may vary materially from our estimates and additional funds may be required because of an expansion of our territory, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks. If we are unable to obtain any necessary additional funding and we are unable to complete our network build-out, this may result in a termination of Horizon PCS' Sprint PCS agreement. We will no longer be able to offer Sprint PCS products and services. In this event, Sprint PCS may purchase Horizon PCS' operating assets or capital stock for 72% of the entire business value. Also, any delays in our build-out may result in penalties under our Sprint PCS agreements, as amended.

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

     o    Competitive pricing pressures; and

     o    Aggressive marketing and promotions.

INFLATION

     We believe that inflation has not had, and will not have, a material adverse effect on our results of operations.

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

     These statements will be adopted by the Company on January 1, 2002. Goodwill amortization will cease as of December 31, 2001 and the Company will be required to complete an impairment test of the remaining goodwill balance annually (more frequently if impairment indicators arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of September 30, 2001, Horizon PCS has goodwill of approximately $7.3 million related to the acquisition of Bright PCS in June 2000. The valuation of this goodwill would be subject to an impairment test at the date of adoption.

     In June, 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003. The Company has not yet determined the financial impact the adoption will have on its financial position or results of operations.

     In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill will be addressed in the impairment test described above under SFAS No. 142. SFAS No. 144 also describes the cash flow estimation approach used in determining impairment. The Company will adopt SFAS No. 144 on January 1, 2002. The Company has not yet determined the financial impact the adoption will have on its financial position or results of operations.

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

     The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our financing based on our projected level of long-term indebtedness:

                                                         Years Ending December 31,
                                    --------------------------------------------------------------------
                                        2001          2002         2003          2004          2005      Thereafter
                                        ----          ----         ----          ----          ----      ----------
Horizon PCS:                                               (Dollars in millions)
------------
Senior secured credit facility        $150.0        $150.0        $150.0       $150.0        $150.0              -
     Variable interest rate (1)         10.5%         10.5%         10.5%        10.5%         10.5%          10.5%
     Principal payments                    -             -             -            -             -         $150.0
Senior discount notes                 $162.3        $184.9        $210.8       $240.0        $283.7              -
     Fixed interest rate (2)            14.0%         14.0%         14.0%        14.0%         14.0%          14.0%
     Principal payments                    -             -             -            -             -         $295.0


                                                         Years Ending December 31,
                                    --------------------------------------------------------------------
                                        2001          2002         2003          2004          2005      Thereafter
                                        ----          ----         ----          ----          ----      ----------
Chillicothe Telephone:                                     (Dollars in millions)
----------------------
1998 Senior notes                      $12.0         $12.0         $12.0        $12.0         $12.0              -
     Fixed interest rate                6.62%         6.62%         6.62%        6.62%         6.62%          6.62%
     Principal payments                    -             -             -            -             -          $12.0
1993 Senior notes                      $10.0          $8.0          $6.0         $4.0          $2.0              -
     Fixed interest rate                6.72%         6.72%         6.72%        6.72%         6.72%          6.72%
     Principal payments                 $2.0          $2.0          $2.0         $2.0          $2.0              -


------------------------

(1) Interest rate on the senior secured credit facility equals the London Interbank Offered Rate ("LIBOR") plus a margin that varies from 3.75% to 4.25%. The interest rate is assumed to equal 10.5% for all periods presented.

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

     We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and interest rate swaps. In the first quarter of 2001, we entered into an interest rate swap effectively fixing $25.0 million of our term debt at a rate of 9.4%. In the third quarter of 2001, we entered into a two year interest rate swap effectively fixing the remaining $25.0 million of our term loan at 7.65%. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate out interest rate risk on an ongoing basis.

     As of September 30, 2001, approximately 75% of our variable rate long term debt has been swapped for fixed rate debt, thus reducing our exposure to interest rate risk. Therefore, an increase in the base lending rate would have a less significant effect on our annual earnings. However, our swap interest rates are currently greater than the market interest rates. Thus, our results from operations currently reflect a higher interest expense than had we not hedged our position. If we do not renew our swaps, or, if we do not hedge incremental borrowings under our senior secured credit facility, of which we have $200.0 million available at September 30, 2001, we will increase our interest rate risk which could have a material impact on our future earnings. An increase of 1% in the base lending rate on our current unhedged portion of our borrowings would result in a decrease in annual earnings of approximately $200,000.

     The carrying value of the financial instruments approximate fair value.

                           PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

3.1*           Articles of Incorporation of Horizon Telcom, Inc.

3.2*           Bylaws of Incorporation of Horizon Telcom, Inc.

4.1*           Form of Stock Certificate

10.3.2+ Addendum VI to Sprint PCS Management Agreement between Horizon PCS, Inc. and Sprint PCS, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed by Horizon PCS, Inc. on August 24, 2001).

10.19.1+ Amendment to Network Services Agreement by and among Horizon PCS, Inc., West Virginia PCS Alliance, L.C. and Virginia PCS Alliance, L.C. (incorporated herein by reference to the Current Report on Form 8-K filed by Horizon PCS, Inc. on August 24, 2001).

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

------------------------------

* Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form 10 (Reg. No. 0-32617)

+ Horizon PCS, Inc. requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.


     (b)  Reports on Form 8-K

          1. On July 3, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that set forth the registrant's press release regarding the amended agreement with the Alliances and an amendment to its Sprint PCS agreements.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.

                                     HORIZON TELCOM, INC.


                                     By: /s/ Thomas McKell
                                         --------------------------------------
                                             Thomas McKell
                                             Chief Executive Officer


Date:  November 13, 2001             By: /s/ Peter M. Holland
                                         --------------------------------------
                                             Peter M. Holland
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Chief Accounting Officer)

                                  EXHIBIT INDEX

3.1*           Articles of Incorporation of Horizon Telcom, Inc.

3.2*           Bylaws of Incorporation of Horizon Telcom, Inc.

4.1*           Form of Stock Certificate

10.3.2+ Addendum VI to Sprint PCS Management Agreement between Horizon PCS, Inc. and Sprint PCS, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed by Horizon PCS, Inc. on August 24, 2001).

10.19.1+ Amendment to Network Services Agreement by and among Horizon PCS, Inc., West Virginia PCS Alliance, L.C. and Virginia PCS Alliance, L.C. (incorporated herein by reference to the Current Report on Form 8-K filed by Horizon PCS, Inc. on August 24, 2001).

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

------------------------------

* Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form 10 (Reg. No. 0-32617)

+ Horizon PCS, Inc. requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.



1409610v3