Form 10-K
period 2001-12-31
HORIZON TELCOM INC
filed 2002-03-29
CIK 1139218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:
                                December 31, 2001

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____

                         Commission File Number: 0-32167

                              Horizon Telcom, Inc.
             (Exact name of registrant as specified in its charter)

                    Ohio                                         31-1449037
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

    68 East Main Street, Chillicothe, OH                         45601-0480
  (Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code):  (740) 772-8200

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Class B common stock, without par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2002, there were 99,726 shares of class A common stock outstanding and 299,301 shares of class B common stock outstanding.

                              HORIZON TELCOM, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                        Page No.

PART I
     ITEM 1.     Business......................................................2
     ITEM 2.     Properties...................................................37
     ITEM 3.     Legal Proceedings............................................38
     ITEM 4.     Submission of Matters to a Vote of Security Holders..........38


PART II
     ITEM 5.     Market for Registrant's Common Equity and Related
                     Stockholder Matters......................................38
     ITEM 6.     Selected Financial Data......................................41
     ITEM 7.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operation.......................41
     ITEM 7A.    Quantitative and Qualitative Disclosures About
                     Market Risk..............................................70
     ITEM 8.     Financial Statements and Supplementary Data..................71
     ITEM 9.     Changes In and Disagreements With Accountants on
                     Accounting and Financial Disclosure......................71

PART III
     ITEM 10.   Directors and Executive Officers of the Registrant............72
     ITEM 11.   Executive Compensation........................................74
     ITEM 12.   Security Ownership of Certain Beneficial Owners
                     and Management...........................................81
     ITEM 13.   Certain Relationships and Related Transactions................83

PART IV
     ITEM 14.   Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K..............................................84

                                     PART I

     As used herein and except as the context may otherwise require, "the Company," "we," "us," "our" or "Horizon Telcom" means, collectively, Horizon Telcom, Inc., and its subsidiaries: Horizon PCS, Inc., The Chillicothe Telephone Company, Horizon Technology, Inc. and Horizon Services, Inc. References to "Horizon PCS" refer to Horizon PCS, Inc., and its subsidiaries Horizon Personal Communications, Inc. ("HPC") and Bright Personal Communications Services, LLC ("Bright PCS").

                           FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under "ITEM 1. Business" and "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

     o    changes   in    industry    conditions    created   by   the   Federal
          Telecommunications   Act  of  1996  and  related   state  and  federal
          legislation and regulations;

     o    recovery  of  the  substantial   costs  which  will  result  from  the
          implementation and expansion of our new businesses;

     o retention of our existing customer base and our ability to attract new customers;

     o    rapid changes in technology;

     o    actions of our competitors;

     o    estimates of current and future population for our markets;

     o forecasts of growth in the number of consumers and businesses using personal communication services ("PCS");

     o statements regarding our plans for and costs of the build-out of our PCS network; and

     o statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of when we will launch commercial PCS and achieve break-even or positive operating cash flow.

     Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (Cautionary Statements), are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this annual report on Form 10-K. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

     o our potential need for additional capital or the need for refinancing existing indebtedness;

     o our dependence on our affiliation with Sprint PCS and our dependence on Sprint PCS' back office services;

     o the need to successfully complete the build-out of our portion of the Sprint PCS network on our anticipated schedule;

     o    changes or advances in technology;

     o    competition in the industry and markets in which we operate;

     o    changes in government regulation; and

     o    general economic and business conditions.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. See "Risk Factors" under "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" included herein for further information regarding risks and uncertainties related to our businesses.

ITEM 1.  Business

Overview

     Horizon Telcom, Inc., is a holding company. Through its operating subsidiaries, Horizon Telcom is a facilities-based telecommunications carrier that provides (i) local and long distance telephone, Internet and network services to residential and business customers located primarily in Ohio, and
(ii) wireless personal communications services to customers in Ohio, Indiana, Kentucky, Maryland, Michigan, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, Virginia and West Virginia.

     We began operations in 1895 as The Home Telephone Company. In 1929 this company changed its name to The Chillicothe Telephone Company ("Chillicothe Telephone"). After a reorganization in 1996, we became a holding company and Chillicothe Telephone became a wholly-owned subsidiary. Chillicothe Telephone supplies local area telephone service through its equipment and facilities to a territory covering approximately 800 square miles in Ross, Pickaway, Pike, Jackson, Hocking and Vinton Counties, Ohio, as an incumbent local exchange carrier, commonly referred to as an "ILEC". In addition to local telephone service, Chillicothe Telephone sells telephone equipment to businesses and offers Internet access through high-speed digital subscriber line ("DSL") technology over telephone lines. Chillicothe Telephone also offers high-speed very-high digital subscriber line ("VDSL") services over telephone lines to residences as an alternative to coaxial cable television services.

     Our majority-owned subsidiary, Horizon PCS, Inc., is in the digital wireless personal communications industry. Horizon PCS is one of the largest Sprint PCS affiliates based on its exclusive right to market Sprint PCS products and services to a total population of over 10.2 million people in portions of twelve contiguous states. A Sprint PCS affiliate is an entity that has agreed to act as Sprint PCS' exclusive agent to market its services and manage its customers in a particular area. Our markets are located between Sprint PCS' Chicago, New York and Raleigh/Durham markets and connect or are adjacent to 15 major Sprint PCS markets that have a total population of over 59 million people. As a Sprint PCS affiliate, we market digital personal communications services, or PCS, under the Sprint and Sprint PCS brand names. We offer the same national pricing plans and use the same sales and marketing strategies and national distribution channels as Sprint PCS. At December 31, 2001, we managed approximately 194,100 Sprint PCS subscribers in our territory.

     Through our wholly-owned subsidiary, Horizon Technology, Inc., formerly known as United Communications, Inc., ("Horizon Technology") we offer dial-up Internet and network services and resell long distance services. The Internet and network services are provided under the "bright.net" brand through Horizon Technology's contractual arrangement with Comnet, a consortium of small Ohio telephone companies. Horizon Technology provides long distance services through a reselling arrangement with a primary long distance carrier. Prior to December 1, 2000, Horizon Technology also operated a paging business in the state of

Ohio. On December 1, 2000, Horizon Technology sold the assets of its paging business to an unrelated third party.

     We also own 100% of Horizon Services, Inc. ("Horizon Services"), which provides administrative services to our other subsidiaries. Administrative services provided by Horizon Services generally include such functions as insurance, billing services, accounting services, computer access and other information technology services and human resources services.


     The following chart illustrates our corporate structure:




                                [GRAPHIC OMITTED]



---------------------
(1) The ownership percentage for Horizon PCS excludes options granted under its 2000 Stock Option Plan, warrants issued to the initial purchasers of Horizon PCS' discount notes and shares subject to Sprint PCS warrants.

(2) This percentage includes the 48% of Bright PCS which Horizon PCS owns indirectly through Horizon Personal Communications.

     The operations of Chillicothe Telephone, our landline telephone services, and Horizon PCS, our wireless personal communications services, are our primary business segments. Landline telephone services accounted for approximately 23%, 51% and 76% of our operating revenues, respectively, in 2001, 2000 and 1999. Landline telephone services accounted for $16.1, $15.1 and $10.3 million operating profit for 2001, 2000 and 1999, respectively. Horizon PCS accounted for approximately 72%, 39%, and 10% of our operating revenues, and $82.2 million, $40.3 million and $12.7 million of operating losses, respectively, for 2001, 2000 and 1999.

     Horizon Telcom is incorporated under the laws of Ohio and was organized in 1996 pursuant to the corporate reorganization of Chillicothe Telephone into a holding company structure. Our principal executive offices are located at 68 East Main Street, Chillicothe, Ohio 45601-0480 (telephone number: (740) 772-8200).

     Certain business, financial and competitive information about our operations is discussed below. For additional information regarding our business segments, see "Note 3 - Segment Information" in the Notes to Consolidated Financial Statements at "ITEM 8. Financial Statements and Supplementary Data" and "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" below.

Employees

     At December 31, 2001, Horizon Telcom had approximately 928 employees, of which 140 were represented by a union. We consider relations with our employees to be good.


                            LOCAL TELEPHONE SERVICES

General

     Chillicothe Telephone offers integrated telecommunications services as an ILEC to customers served by more than 36,500 telephone lines, known as access lines, which have access to telephone service through our local exchange equipment, in Ross, Pickaway, Pike, Jackson, Hocking and Vinton Counties, Ohio. Chillicothe Telephone network facilities include nearly 258 fiber miles, serving ten exchanges, including a central office acting as host to nine remote switches.

     The number of access lines increased from 37,824 on December 31, 2000, to 38,892 on December 31, 2001. The following table details the changes in access lines over the past three years:

                                            At December 31,
                     ----------------------------------------------------------
                            2001                2000                1999
                     ------------------  ------------------  ------------------
ACCESS LINES

Residential........     28,480     73%      28,820     76%      28,580      78%
Business...........     10,412     27%       9,004     24%       8,252      22%
                     ---------  ------    --------  ------    --------  -------
TOTAL ILEC.........     38,892    100%      37,824    100%      36,832     100%


     Customer satisfaction remains a top priority and our efforts are directed accordingly. Since we serve our home town, it is important to our business strategy that our employees concentrate on customer service, and our training and orientation programs emphasize that concern.

     The Chillicothe Telephone sales team is structured to provide maximum flexibility for our customers. Residential customers may personally meet with a sales and service representative in our business office or can alternatively take advantage of the convenience of calling into our centralized customer care center. Our sales team provides "one-stop" shopping; each residential customer service representative is trained in all residential applications, including Internet and data services, digital wireless services and telephone equipment and will additionally address any follow-up sales and billing concerns.

     Business customers are served by a specialized group trained to manage the specialized products and services unique to business customers. Customers with less complex needs are supported by a specialized telephone customer care group, which develops solutions and schedules service installations. Major business customers are assigned dedicated account executives that are familiar with their complex applications and service requirements.

     A centralized  operations  service center  provides  telephone  service and maintenance for all ILEC customers. In addition to receiving maintenance requests, this center dispatches field personnel and monitors the status of all service orders and maintenance requests. To ensure continued customer satisfaction, the center is measured against targeted time intervals and the ability to meet customer commitment dates.

     Chillicothe Telephone operates a class 4/5 Siemens EWSD digital host as a main switch, in a network with nine additional remote switches serving population clusters throughout Ross County, Ohio. Chillicothe Telephone also has an extensive fiber optic network, which now serves approximately one-third of the access line base, and covers approximately 258 miles. Chillicothe Telephone has deployed Integrated Services Digital Network ("ISDN"), Asymmetric Digital Subscriber Line ("ADSL") and VDSL high-speed telephone line access service, which brings broadband service capability to approximately 85% of the access line base. We continue to upgrade our distribution network by moving fiber and electronics closer to the customer through the use of remote switching units. The customer care service center operations are supported by a service order, trouble-ticketing, billing and collection system and automated call distribution. At the heart of our network is a network operations center that identifies problems as they occur and diagnoses potential network problems before customers are impacted.

     Chillicothe Telephone recently began offering high-speed video services through its VDSL telephone lines under the name "Horizon View." The first customer was connected on August 15, 2000. This quality digital video service competes with cable and satellite television providers. It also provides high-speed always-on Internet access and a voice path for regular telephone service. As of December 31, 2001, we had 2,473 Horizon View customers.

Regulation of Chillicothe Telephone's Local Exchange Carrier Business

     Chillicothe Telephone is subject to extensive regulation by various federal, state and local governmental bodies. Federal laws and regulations, and, specifically, the Telecommunications Act of 1996, which we refer to as the Telecom Act, have sought to open the local service market to competition.

     The Telecom Act has imposed burdensome obligations upon ILECs that are not exempted as "rural telephone companies." These obligations include the duty:

     o to negotiate agreements with competing local service providers for interconnection of telephone equipment between providers;

     o    to obtain state commission approval of such agreements;

     o to interconnect with competing local carriers at any technically feasible point;

     o to provide nondiscriminatory access to separate portions of the telephone network at regulated prices;

     o to furnish local competitors with local services at wholesale rates for resale purposes; and

     o to allow local competitors to collocate their equipment in ILEC central offices.

     Chillicothe Telephone takes the position that it is a "rural telephone company" within the meaning established by the Telecom Act, and is therefore presently exempt from these ILEC obligations. It will retain this exemption unless and until the Public Utilities Commission of Ohio ("PUCO") terminates it at the request of a competing local carrier.

     The Telecom Act also imposes obligations upon all local exchange carriers (ILECs and competitive local exchange carriers, also referred to as "CLECs," which also offer local telephone services utilizing in part the facilities of the ILEC). These obligations include:

     o    the  payment  of  reciprocal   compensation   for  the  transport  and
          termination of local calls;

     o the ability of customers to change local telephone service carriers while maintaining the same telephone number, known as "local number portability" as well as dialing parity;

     o affording access by competing local telephone service carriers to poles, ducts, conduits and rights-of-way.

     Small carriers may request suspension or modification by their state commission of some or all of these requirements, but such suspensions or modifications are extremely difficult to obtain. Chillicothe Telephone has not sought or obtained suspension or modification of any of these local exchange carrier obligations.

     As a general matter, federal regulation increases Chillicothe Telephone's business risks and may have a substantial impact on Chillicothe Telephone's future operating results. The Federal Communications Commission ("FCC") regulates two significant sources of Chillicothe Telephone's revenues - namely, interstate access charges and Federal Universal Service Support. Federal Universal Service Support is a program that provides funding to qualifying ILECs such as Chillicothe Telephone.

     The FCC currently has several proceedings pending that could materially change the mechanisms for determining interstate access charges and the dollar revenues received by Chillicothe Telephone from this source. For example, the FCC recently adopted portions of an interstate access charge reform proposal submitted by the Multi-Association Group comprised of four national telephone trade associations. As adopted, the Multi-Association Group Plan increased the monthly federal subscriber line charges paid by Chillicothe Telephone's business and residential customers and reduced the per-minute access charges paid by Chillicothe Telephone's interexchange carrier customers. There are several portions of the proposed plan which the FCC did not adopt but are still under consideration. The Multi-Association Group Plan has received substantial opposition from interexchange carriers, state commissions, and consumer groups, and the remaining portions of the plan may be rejected or adopted in significantly modified form by the FCC.

     The FCC also has initiated a proceeding to examine the feasibility of replacing the current mechanisms of inter-carrier compensation, including the access charge mechanism, with a "bill-and-keep" approach. Under a bill-and-keep approach, each carrier is required to recover the costs of termination and origination from its own end-user customers. Such an approach could result in increased rates to Chillicothe's business and residential end-user customers.

     The FCC recently adopted, in large part, a recommendation by the Rural Task Force for reform of the Federal Universal Service Support mechanism presently applicable to Chillicothe Telephone. The FCC's order retains the embedded cost mechanism, a methodology presently used to determine and distribute Federal support to rural telephone companies to enable them to cover the high cost of specific new telephone network technology. It also recalculates and modifies the indexed cap that limits Federal high-cost telephone service support, establishes a new mechanism to enable rural telephone companies to obtain some universal service support for exchanges that they acquire and upgrade, and permits rural telephone companies facing potential competition to disaggregate their study areas to discourage competitors from entering rural population centers in order to seize disproportionate amounts of the universal service support received by rural ILECs.

     Chillicothe Telephone is required to contribute to the Federal Universal Service Support program. States also have similar assessment mechanisms. At the present time it is not possible to predict the extent of Chillicothe Telephone's total Federal and state universal service assessments or the amount of dollars it will receive from Federal and state universal service funds.

     The FCC and the Federal Bureau of Investigation are responsible for the implementation of the Communications Assistance for Law Enforcement Act. This legislation obligates Chillicothe Telephone to upgrade its switching facilities to give it the capabilities and capacity to install and operate wiretaps, pen registers and similar surveillance activities in response to properly authorized requests from Federal, state and local law enforcement. The Communications Assistance for Law Enforcement Act statute and regulations also impose security and administrative obligations and risks upon carriers such as Chillicothe Telephone. Some of the more expensive and risky potential Communications Assistance for Law Enforcement Act obligations - for example, those related to the interception of packet-switched communications - are still subject to litigation before the FCC and the courts.

     Federal statutes and FCC rules and proceedings regarding the slamming of local and long distance customers, the use of Customer Proprietary Network Information and the conservation of telephone number resources can affect the costs and risks of doing business of Chillicothe Telephone and other local exchange carriers.

     State laws and regulations require us to comply with Ohio pricing regulations, file periodic reports, pay various fees and comply with rules governing quality of service, consumer protection and similar matters. Local regulations require us to obtain municipal franchises and to comply with various building codes and business license requirements.

     Chillicothe Telephone continues to provide local exchange service through traditional rate base, rate of return regulation. The PUCO has proposed alternative rate regulation and, when the regulation is finalized, Chillicothe Telephone will have the right to elect this form of regulation. Generally, under the proposed regulations, we would have greater flexibility to decrease prices, but would have to petition the PUCO to increase rates. We have not decided whether to elect the alternative rate regulation.

Competition

     Several factors have resulted in rapid change and increased competition in the local telephone market over the past 16 years, including:

     o    growing customer demand for alternative products and services,

     o    technological advances in transmitting voice, data and video,

     o    development of fiber optics and digital electronic technology,

     o a decline in the level of access charges paid by interexchange carriers to local telephone companies to access their local networks, and

     o    legislation and regulations designed to promote competition.

     To date, we have not faced competition for local telephone service in the Chillicothe Telephone service territory from any competitive local exchange carriers. It is possible, however, that we will face such competition in the future. We believe that Adelphia Cable is preparing to upgrade its cable television plant to be in a position to provide local telephone service. Adelphia Cable is already offering long distance telephone services as a reseller, as well as high-speed Internet access. No potential competitive local exchange carrier has asked us to enter into agreements to connect its network with our network. If competition develops, we may face pressure to match the pricing and service offerings of these competitors.

                  LONG DISTANCE, INTERNET AND NETWORK SERVICES

     Our wholly-owned subsidiary, Horizon Technology, Inc., offers long distance
service,   Internet  and  data  services  and  network  consulting  services  to customers.

Long Distance Service

     The long distance market has become significantly more competitive since 1984, when AT&T was required to divest its local telephone system. Since that time, new competitors have entered the market and prices have declined, resulting in increased consumer demand and significant market growth. Increased competition has also led to increased consolidation among long distance service providers. Major long distance competitors include AT&T, Sprint and MCI WorldCom, Inc. Furthermore, Verizon obtained approval to provide long distance services in New York and Massachusetts, and SBC Communications, Inc. has obtained approval in Texas, Kansas and Oklahoma. These competitors benefit from established market share and from established trade names through nationwide advertising. Internet-protocol telephony, a potential competitor for low cost telephone service, is also developing.

     Horizon Technology began offering long distance services as a reseller in 1996 and now provides that service to approximately 6,500 access lines. We expect to continue to offer a competitively priced service to those customers who are looking for a local supplier of long distance services.

Internet Access Service

     Horizon Technology provides Internet and data services through our affiliation with Comnet. Comnet is a consortium of 20 independent local exchange carriers in Ohio, and one Ohio electric cooperative. We have the right to market and sell Internet and data services using the "bright.net" brand in 27 counties in southern Ohio, including Chillicothe Telephone's service territory. Comnet provides wholesale gateway access, service, support and bandwidth services to the Internet for retail internet service providers primarily in Ohio. Comnet also provides advanced intelligent networking services to Ohio's rural areas via special signaling networks. Horizon Technology owns a less than five percent interest in Comnet. As of December 31, 2001, we had 14,929 subscribers to this service.

     We offer a variety of means to access the Internet through our telephone network. We also offer a full range of customer premise equipment required to connect to the Internet. Our access services include:

     o Dial-up Access. Our dial-up services provide access to the Internet through ordinary telephone lines at speeds of up to 56 Kbps and through digital ISDN lines at speeds of up to 128 Kbps.

     o Dedicated Access. We offer a broad line of high-speed dedicated access utilizing frame relay and dedicated circuits, which provide business customers with direct access to a full range of Internet applications.

     o DSL Access. We began to offer several ILEC customers high-speed Internet access service using ADSL technology in the first quarter of 2000. ADSL technology permits high-speed digital transmission over the existing copper wiring of regular telephone lines. Our ADSL service is available at speeds up to 768 Kbps. Our ADSL services are designed for residential users and small-to-medium sized businesses to provide high-quality Internet access at speeds faster than ISDN and at flat-rate prices that are lower than traditional dedicated access charges. As the local exchange carriers in other areas of southern Ohio begin offering DSL technology, we will offer DSL in the rest of our bright.net service territory.

     We offer a variety of value-added services, including Web hosting, Web design, co-location, virtual private networks or intranets, remote access and security solutions and video conferencing.

     We provide software solutions that enable companies to conduct electronic commerce. We offer electronic data interchange and non-Internet based solutions consisting of software and services that are designed to help businesses connect to their suppliers and customers. We also provide Internet commerce software to allow businesses to build Web applications for commerce-enabled Web sites, intranets and extranets. Common features of this software include the ability to build electronic catalogs to conduct transactions and to integrate with business systems, including purchasing, accounting and inventory systems.

     Account executives sell Internet and data services directly to business customers in our service areas. Our technical support staff is available 24 hours a day, seven days a week. Our technicians design, order, configure, install and maintain all of our equipment to suit the customer's needs. We have a customer care group dedicated to Internet and data services.

     In general, Internet and data services are not regulated at the Federal level. An important regulatory issue currently pending before both the FCC and Federal courts is how Internet traffic will be classified and treated for purposes of interstate access charges and reciprocal compensation related to local traffic. Internet service providers currently obtain access services from local exchange carriers without having to pay the access charges that interexchange carriers pay for equivalent service. This special exemption may be withdrawn at any time, in which case Internet services could be subject to access charges. As we provide Internet services directly to the ILECs' networks, a change in the treatment of Internet traffic for purposes of reciprocal compensation would likely have little effect on our operations.

     The Internet and data services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and the rapid growth in Internet usage among customers. Sources of competition are:

     o access and content providers, such as AOL, the Microsoft Network and Prodigy;

     o local, regional and national Internet service providers, such as EarthLink;

     o    the  Internet   services  of  regional,   national  and  international
          telecommunications companies, such as Verizon, AT&T, BellSouth, and MCI WorldCom;

     o online services offered by incumbent cable providers, such as Time Warner; and

     o    DSL providers, such as COVAD.

     The  recent  merger  of  AOL/Time   Warner  creates   further,   formidable
competitive threats in the Internet and data services markets. The merging companies announced plans to leverage their combined assets and resources post-merger to offer a wide variety of Internet and data-related services.

Network Consulting

     Our  Computer  Solutions  division  offers  network  consulting   services,
computer training and computer repair services.

                    WIRELESS PERSONAL COMMUNICATIONS SERVICES

     The information set forth under this heading describes the business of our subsidiary Horizon PCS, Inc., a Delaware corporation. Horizon Telcom owns 92.0% of the outstanding class B common stock of Horizon PCS, representing 58.1% of all classes of capital stock on a fully diluted basis, and 84.5% of the total voting power of all classes of capital stock of Horizon PCS on a fully diluted basis. References under this heading to "we," "us" and "our" are to Horizon PCS.

Overview

     We are one of the largest Sprint PCS affiliates based on our exclusive right to market Sprint PCS products and services to a total population of over
10.2 million in portions of twelve contiguous states. Our markets are located between Sprint PCS' Chicago, New York and Raleigh/Durham markets and connect or are adjacent to 15 major Sprint PCS markets that have a total population of over

59 million. As a Sprint PCS affiliate, we market digital personal communications services, or PCS, under the Sprint and Sprint PCS brand names.


     Our territory includes significant market coverage in Indiana, Ohio, Pennsylvania, Tennessee, Virginia and West Virginia and selected markets in Kentucky, Maryland, Michigan, New Jersey, New York and North Carolina. Our markets are adjacent to or connect a number of major markets owned and operated by Sprint PCS, including Buffalo, Chicago, Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Knoxville, Lexington, New York, Philadelphia, Pittsburgh, Raleigh/Durham, Richmond and Washington, DC. In addition, our territory contains more than 2,600 heavily traveled interstate miles, including over 460 miles of Interstate 80, a major east-west artery connecting New York to Chicago, and numerous other Federal and major state highways. Our territory is also home to more than 60 four-year colleges and universities with a student population of over 240,000, as well as a number of smaller colleges and universities.

History and Background

     The following are key milestones in Horizon PCS' business:

     o In November 1996, we acquired PCS licenses in the FCC's C Block auction giving us the right to provide service to five markets in Ohio, West Virginia and Kentucky with a total population of approximately 1.0 million.

     o In June 1998, we returned all of our FCC licenses except for a portion of the license covering our Chillicothe, Ohio, market and agreed to become one of five charter Sprint PCS affiliates. Our initial grant of markets from Sprint PCS consisted of seven markets in Ohio, West Virginia and Kentucky with a total population of approximately 1.6 million. This grant included the five markets for which we originally held licenses. We continued to use Horizon Personal Communications as the primary brand for marketing our PCS service.

     o In August 1999, Sprint PCS granted us 17 additional markets in Virginia, West Virginia, Tennessee, Maryland, Kentucky and Ohio with a total population of approximately 3.3 million. In conjunction with this second grant, we also entered into a network services agreement with the West Virginia PCS Alliance and Virginia PCS Alliance, which we refer to as the Alliances. The Alliances are two related, independent PCS providers offering services under the NTELOS brand, and whose network is managed by CFW Communications. Under this agreement, we obtained the right to use their wireless network to provide Sprint PCS services to our customers in most of these new markets.

     o In September 1999, Horizon Telcom, sold its interest in the towers it owned to SBA for $15.7 million and invested the net proceeds in Horizon PCS. Prior to the sale, Horizon PCS had been leasing the towers from Horizon Telcom. Horizon PCS now leases those towers from SBA. Horizon PCS also has a build-to-suit agreement with SBA for the construction of new towers as part of the network build-out. Horizon PCS receives site development fees and reduced lease rates for specified towers constructed by SBA and leased by Horizon PCS as an anchor tenant of SBA.

     o In September 1999, a Horizon PCS subsidiary became one of the founders of Bright PCS, receiving a 26% equity stake in exchange for approximately $3.1 million. Bright PCS became the exclusive Sprint PCS affiliate for 13 markets in Indiana, Ohio and Michigan, with a total population of approximately 2.4 million. We launched service in substantially all of the Bright PCS markets in October 2000.

     o In December 1999, we completed a two-month transition from a co-branded marketing strategy to marketing and selling all of our products and services exclusively under the "Sprint PCS" brand name, which gave us full access to Sprint PCS' major national retailers. Since that transition, we have experienced an accelerated growth in our customer base.

     o In May 2000, Sprint PCS granted us an additional 17 markets in Pennsylvania, New York, Ohio and New Jersey with a total population of approximately 2.9 million. In September 2000, we substantially completed the purchase from Sprint PCS of the assets related to our new markets.

     o In June 2000, we acquired the remaining 74% of Bright PCS equity that we did not already own. As consideration, we exchanged 4.7 million shares of Horizon PCS' class B common stock equal to 8% of its outstanding shares of all classes of its common stock prior to the acquisition and 31,912 shares of Horizon Telcom common stock equal to 8% of the outstanding shares of Horizon Telcom, which Horizon PCS acquired in February 2000.

     o On September 26, 2000, an investor group led by Apollo Management purchased $126.5 million of Horizon PCS convertible preferred stock in a private placement. Concurrently, holders of Horizon PCS' $14.1 million short-term convertible note (including accrued interest of $1.1 million) converted it into the same convertible preferred stock purchased by the investor group. Concurrently, Horizon PCS received $149.7 million from the issuance of $295.0 million of senior discount notes due 2010 and $50.0 million of term loans from its $225.0 million secured credit facility (later increased to a $250.0 million facility).

     o On December 7, 2001, the Company received $175.0 million from the issuance of senior notes due on June 15, 2011. Approximately $48.7 million of the offering's proceeds were placed in an escrow account to fund the first four semi-annual interest payments.

Sprint PCS

     Sprint PCS, a wholly-owned subsidiary of Sprint, operates the only 100% digital, 100% PCS wireless network in the United States. The digital technology that Sprint PCS uses is code division multiple access technology, referred to as CDMA. Sprint PCS has licenses to provide PCS service nationwide. Sprint PCS operates its PCS network in major metropolitan markets throughout the United States and has entered into agreements with affiliates, such as Horizon PCS, to build and manage networks in smaller metropolitan areas and along major highways.

     Sprint first launched its commercial PCS network in the United States in November 1995. By combining its brand name, national footprint, competitively priced plans and extensive product offerings, Sprint PCS has experienced rapid customer growth. In the fourth quarter of 2001, Sprint PCS reported its 14th consecutive industry-leading quarter of customer growth, adding over 1.1 million direct customers and 381,000 affiliate customers. As of December 31, 2001, Sprint PCS had more than 13.6 million direct customers and, together with its affiliates, provided service to 15.8 million customers on an all-digital network covering almost 247 million people with licenses to provide coverage to 285 million people in all 50 states, Puerto Rico and the U.S. Virgin Islands.

     Statements in this document regarding Sprint Corporation or Sprint PCS are derived from information contained in the periodic reports and other documents filed with the Securities and Exchange Commission by Sprint and Sprint PCS, or press releases issued by Sprint and Sprint PCS.

Competitive Strengths

     Our long-term strategic affiliation with Sprint PCS provides us with many business, operational and marketing advantages including the following:

     Sprint PCS' national brand name recognition and national advertising support. We have the exclusive right to use the Sprint and Sprint PCS brand names for the sale of Sprint PCS products and services in our territory. We benefit from the strength and the reputation of the Sprint and Sprint PCS brands. Sprint PCS' national advertising campaigns and developed marketing programs are provided to us at little or no additional cost under our Sprint PCS agreements. We offer the same strategic pricing plans, promotional campaigns and handset and accessory promotions as Sprint PCS, and have the ability to add pricing plans and marketing promotions that target local market needs.

     Established and available distribution channels. We benefit from immediate access to major national retailers under Sprint PCS' existing sales and distribution agreements and other national sales and distribution channels, including:

     o a sales and distribution agreement with RadioShack, which provides us with access to approximately 178 stores in our territory;

     o the sales and distribution agreements with other major national third-party retailers such as Best Buy, Circuit City, Office Depot and Wal-Mart which collectively provide us with access to approximately 277 additional retail outlets in our territory;

     o    Sprint PCS' national inbound telemarketing sales force;

     o    Sprint PCS' national accounts sales team; and

     o    Sprint PCS' electronic commerce sales platform.

     Sprint PCS' nationwide digital PCS network. As of December 31, 2001, Sprint PCS, together with its affiliates, operated PCS systems providing service to nearly 247 million people nationwide or 87% of Sprint PCS licensed population of 285 million people, including all of the 50 largest metropolitan markets. Our network operates with Sprint PCS' national network and extends Sprint PCS' coverage into our markets, which we believe is important to Sprint PCS' national strategy. We believe our ability to provide our customers with access to Sprint PCS' national network represents a competitive advantage over other nationwide and regional providers of wireless services.

     Sprint PCS Wireless Web. Our network supports and we market the Sprint PCS Wireless Web. The Sprint PCS Wireless Web allows customers with data-capable or web browser enabled handsets to connect to the Internet and browse specially designed text-based Web sites, including AOL, Yahoo!, Amazon.com, Bloomberg.com, CNN Interactive, MapQuest.com, Fox Sports, Ameritrade, InfoSpace.com and Weather.com. For more information on the Sprint PCS Wireless Web, see "Products and Services: Access to the Sprint PCS Wireless Web." below. Sprint PCS' investment to upgrade its network to third generation wireless network services ("3G") is expected to result in up to a doubling of voice capacity nationwide and dramatically increased data transmission speeds. The migration to 3G is also expected to provide better economies for Sprint PCS and its affiliates through improved spectrum efficiency.

     Sprint PCS' extensive research and development. We benefit from Sprint PCS' extensive research and development effort, which provides ongoing access to new technological products and enhanced service features without significant research and development expenditures of our own. We have prompt access to any developments produced by Sprint PCS for use in our network.

     Better equipment availability and pricing. We are able to acquire our network equipment, handsets and accessories more quickly and at a significantly lower cost than we would without our strategic relationship with Sprint PCS. We purchase our network equipment, handsets and accessories under Sprint PCS' vendor arrangements that provide volume discounts. These discounts significantly reduce the overall capital required to build our network and significantly reduce our costs of handsets and accessories.

     Sprint PCS licenses and long-term commitments. We have the exclusive right to use Sprint PCS' licensed spectrum to provide Sprint PCS products and services in our territory. Sprint PCS has funded the purchase of the licenses covering our territory at a cost of approximately $57.0 million and has incurred additional expenses for microwave clearing. As a Sprint PCS affiliate, we did not have to fund the acquisition of these licenses, thereby reducing our start-up costs. The Sprint PCS agreements are for a total of 50 years, including an initial term of 20 years, which will expire June 2018, and three 10-year renewal terms. These agreements will automatically renew for each renewal period unless at least two years prior to the commencement of any renewal period, either party notifies the other party that it does not wish to renew the agreement.

     Sprint PCS' back office services. When we initially launched our independent PCS operations, we provided our own back office services, such as customer services and billing services. In May 2000, we amended the Sprint PCS agreements so that Sprint PCS will provide these back office services to us. We completed conversion of our existing customers to these services in June 2001. We expect the cost of these services will be at or below the cost of providing the services ourselves, due to anticipated rate reductions and Sprint PCS' ability to economically manage the support of new services. We also believe this arrangement will allow us to more quickly roll out new Sprint PCS products and services in our markets.

Other Competitive Strengths of Our Business

     In addition to the advantages provided by our strategic affiliation with Sprint PCS, we have the following additional competitive strengths:

     Attractive markets.  Our markets,  with a total population of approximately
10.2 million people, are in areas with attractive demographic characteristics, including the following:

     o Fewer competitors in our markets compared to major metropolitan areas. We face fewer competitors in our markets than is the case in the surrounding urban markets. In addition, we were the first or second PCS provider in a majority of our markets.

     o High volume of commuter and long-distance travel. Our territories include more than 2,600 interstate miles and numerous other federal and major state highways. We believe coverage along these highways will generate significant roaming revenues.

     o Significant overlap with Sprint PCS and Horizon Telcom local telephone service areas. Approximately 20% of the people in our territory are residents in Sprint Local Telephone Division markets. We believe that we can take advantage of Sprint PCS' local telephone customers' familiarity with Sprint PCS' brand and product quality when marketing our wireless service. Similarly, we benefit from local brand awareness of Horizon Telcom, the majority owner of Horizon PCS. Horizon Telcom provides local telephone service in our Chillicothe, Ohio market where we have a company record penetration of covered residents of approximately 17%. The former owners of Bright PCS also offer local telephone service in northwestern Ohio, and we expect to benefit positively from their long-term relationships with their local telephone customers.

     o Large student population. There are over 240,000 students attending more than 60 four-year colleges and universities located in our territories, including Notre Dame, Penn State, Ohio University, the University of Virginia, Virginia Tech and West Virginia University. There are also numerous other colleges and universities throughout our markets. We believe college students are among the heaviest users of wireless services.

     o Popular resorts and day-trip destinations. There are more than 25 ski resorts, three major NASCAR speedways, popular resorts, state parks and other tourist destinations in our service area.

     Potential for significant roaming revenue. We receive Sprint PCS roaming revenue from Sprint PCS subscribers based outside our territory who roam on our network. Our territory is adjacent to or connects 15 major markets owned and operated by Sprint PCS, including Buffalo, Chicago, Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Knoxville, Lexington, New York, Philadelphia, Pittsburgh, Raleigh/ Durham, Richmond and Washington D.C. These markets include five of the ten largest metropolitan areas in the United States, which have a total population of approximately 59 million residents. Our territory also contains more than 2,600 interstate miles as follows:

                                                                     Estimated Total Interstate Miles(1):
                                                                          Between              In Our
   Interstate                 Major Destination Cities                Destinations          Territory
--------------------   ---------------------------------------   -----------------------------------------
    I-80/I-90               Chicago, IL to New York, NY                     787                 478
      I-90                  Cleveland, OH to Buffalo, NY                    188                 117
      I-75                 Detroit, MI to Cincinnati, OH                    264                  57
      I-77                 Cleveland, OH to Charlotte, NC                   510                 314
      I-79                   Erie, PA to Charleston, WV                     337                 234
      I-81                 Syracuse, NY to Knoxville, TN                    790                 419
      I-64                 Lexington, KY to Richmond, VA                    473                 350
      I-69                Indianapolis, IN to Lansing, MI                   241                 106
      I-476               Scranton, PA to Philadelphia, PA                  124                  60
Other interstates                                                            --                 519
                                                                        -------              ------
                                                                          3,714               2,654

---------
(1)  Source: Rand McNally.

     Our territory also includes numerous other Federal and major state highways. The proximity of our markets to major Sprint PCS markets and the concentration of major interstates and highways in our territory create significant potential for roaming revenues.

     High-capacity, spectrum efficient network. We have built an all-digital PCS network that we believe is high-quality. Our strategy is to provide service to the largest communities in our markets and the interstates and primary roads connecting these communities to one another and to the adjacent major markets owned and operated by Sprint PCS. We believe that our network design will allow our network to handle more customers with fewer dropped calls and better clarity than our competitors. In accordance with Sprint PCS' national plan, we are in the process of upgrading most of our network to 1XRTT, a 3G technology, by mid-year 2002. Because we believe our CDMA technology is more efficient than GSM or TDMA, we believe that, unlike our GSM or TDMA competitors, we will not require additional spectrum in order to operate our 3G network. We believe our early deployment of 3G technology will provide us with a competitive advantage in the market for wireless data services.

     Fully-funded business plan. We are currently fully-funded under our revised business plan, which includes completing the build-out of a network which will cover 7.9 million residents and operating 50 company-owned retail stores. At December 31, 2001, our network covered 6.9 million people and 38 company-owned retail stores were in operation. We expect to achieve positive earnings before interest, taxes, depreciation and amortization in the third quarter of 2003. Our current projections of operating results are a function of a number of factors, many of which are beyond our control.

     Proven track record; strong management and sponsorship. We entered the wireless industry in 1997 to capitalize on the strong growth opportunities that we believed existed and launched independent PCS service before Sprint PCS was offering affiliation opportunities. To successfully offer service as an independent provider, we were required to finance, build and launch our initial markets without any of the benefits of affiliation. As a result of our success as an independent PCS provider we were able to become a charter Sprint PCS affiliate. Since then we have expanded our territory from a total population of less than 1.0 million in 1998 to a total population of 10.2 million today. We have accomplished this by developing our relationship with the Alliances, investing in and subsequently acquiring Bright PCS, and establishing a strategic partnership with Sprint PCS.

Business Strategy

     We believe the following elements of our business strategy will enable us to rapidly complete our network, distinguish our wireless service offerings from those of our competitors and compete successfully in the wireless communications marketplace:

     Taking full advantage of the benefits of our affiliation with Sprint PCS. The benefits of our affiliation with Sprint PCS include:

     o    Sprint PCS brand awareness and national marketing programs;

     o access to established Sprint PCS distribution channels and outlets, national marketing plans and marketing strategies;

     o    Sprint PCS nationwide coverage;

     o availability of discount prices for network and subscriber equipment under Sprint PCS' vendor contracts;

     o    revenues from Sprint PCS subscribers traveling onto our network;

     o use of Sprint PCS' back office including customer activation, billing and customer care; and

     o    use  of  Sprint  PCS'  national   network   control  center  which  is
          responsible for continually monitoring the performance of our network and providing rapid response for systems maintenance needs.

     Rapidly completing the expanded build-out of our network. We have successfully developed several key relationships which allow us to efficiently launch our markets. For the build-out in our Bright PCS markets and for fill-in coverage in our initial markets, we rely on our build-to-suit arrangements with SBA Communications Corporation ("SBA"). These arrangements allow us to minimize capital costs and take advantage of SBA's expertise in quickly completing the site acquisition process. For markets with a high concentration of existing towers or zoning challenges, we employ a co-location strategy. In our Virginia and West Virginia markets, we use our network services agreement with the Alliances (See "Alliances Network Services Agreement" below) to increase our coverage to our markets with a total population of 2.9 million. For our new markets in Pennsylvania, New York, Ohio, and New Jersey, we purchased network assets currently under construction from Sprint PCS, enabling us to launch these markets much earlier than if we had to complete the entire build-out of these markets independently.

     Executing an integrated local marketing strategy. Our marketing strategy is to take full advantage of Sprint's and Sprint PCS' nationwide presence and brand names while at the same time establishing a strong local presence in each of our markets. We emphasize the improved clarity and quality, enhanced features and favorable pricing of Sprint PCS products and services and replicate the marketing strategies that have resulted in Sprint PCS becoming the fastest growing wireless service providers in the country. In addition, on the local level, we are or soon will be:

     o    establishing up to 50 Sprint PCS stores within our territory;

     o establishing local third-party sales and distribution relationships on an as-needed basis;

     o directing our media efforts at the community level by advertising in local publications and radio;

     o    sponsoring local and regional events; and

     o using the local telephone offices of Sprint and the former owners of Bright PCS which are located in our markets to offer our products and services.

     Continuing to explore opportunities to expand our territory and provide complementary products and services. Since the initial grant of our markets, we have significantly expanded the geographic scope of our territory through three separate transactions. We expect to continually evaluate ways to strategically expand our territory. Similarly, we expect to consider offering complementary products and services.

Markets

     Our territory covers 54 markets in parts of Indiana, Kentucky, Maryland, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia and West Virginia. Sprint PCS has launched service in 15 major metropolitan areas that are adjacent to our markets and have a combined total population of approximately 59 million. We believe that connecting or being adjacent to existing Sprint PCS markets is important to Sprint PCS' strategy to provide seamless, nationwide PCS service.

     The following chart identifies our markets:

                                 Sprint PCS      MHz of           Estimated
Market                            Grant(1)      Spectrum     Total Population(2)
------                            --------      --------     -------------------
Fort Wayne, IN                     Bright          10               689,200
Kingsport (Tri-Cities), TN           2nd           20               689,100
Scranton, PA                         3rd           30               664,700
Roanoke, VA                          2nd           10               645,200
Charleston, WV                       1st           20               492,700
Huntington, WV                       1st           20               369,700
South Bend, IN                     Bright          10               348,800
Erie, PA                             3rd           10               280,200
Elkhart, IN                        Bright          10               256,900
Lima, OH                           Bright          30               251,800
Olean, NY                            3rd           30               240,200
Charlottesville, VA                  2nd           30               218,600
Clarksburg, WV                       2nd           30               195,600
Sunbury, PA                          3rd           30               194,300
Zanesville, OH                       1st           20               187,200
Kokomo, IN                         Bright          30               186,000
Williamson, WV                       2nd           20               183,900
Parkersburg, WV                      1st           20               182,000
Jamestown, NY                        3rd           30               180,100
Bluefield, WV                        2nd           20               176,200
New York, NY (Partial)(3)            3rd           30               169,673
Beckley, WV                          2nd           20               169,500
Danville, VA                         2nd           10               168,600
Williamsport, PA                     3rd           30               161,200
Benton Harbor, MI                  Bright          10               160,100
Lynchburg, VA                        2nd           10               160,100
Cumberland, MD                       2nd           10               159,000
Findlay, OH                        Bright          30               152,900
Pottsville, PA                       3rd           30               151,000
State College, PA                    3rd           30               134,900
Athens, OH                           1st           20               132,100
Stroudsburg, PA                      3rd           30               128,100
Du Bois, PA                          3rd           30               127,900
Cincinnati, OH (Partial)(3)          2nd           10               127,400
Sharon, PA                           3rd           10               122,300
Michigan City, IN (Partial)(3)     Bright          10               109,900
Marion, IN                         Bright          30               108,600
Morgantown, WV                       2nd           30               107,800
Staunton, VA                         2nd           10               107,600
Chillicothe, OH (4)                  1st           35               104,700
Oil City, PA                         3rd           30               104,500
Ashtabula, OH                        3rd           10               103,500

                                  Sprint PCS     MHz of           Estimated
Market                             Grant(1)     Spectrum     Total Population(2)
------                             --------     --------     -------------------

Portsmouth, OH                        1st          20                93,800
Martinsville, VA                      2nd          10                90,400
Meadville, PA                         3rd          10                90,000
Allentown, PA (Partial)(3)            3rd          30                59,094
Fairmont, WV                          2nd          30                56,800
Knoxville, TN (Partial)(3)            3rd          10                54,201
Dayton, OH (Partial)(3)             Bright         10                41,065
Logan, WV                             2nd          10                40,900
Canton, OH (Partial)(3)               2nd          10                36,215
Toledo, OH (Partial)(3)             Bright         30                30,066
Kalamazoo, MI (Partial)(3)          Bright         30                20,009
Battle Creek, MI (Partial)(3)       Bright         30                 8,980
                                                                -----------
   Estimated total population                                    10,225,303

-----------------

(1) Indicates the grant from Sprint PCS in which we received our respective markets. "Bright" indicates markets granted to Bright PCS in October 1999. The following summarizes our other grants:
         1st: June 1998
         2nd: August 1999
         3rd: May 2000
(2) Estimated total population is based on January 1, 1999 estimates compiled by Rand McNally Commercial Atlas & Marketing Guide, 2000 Edition.
(3) The estimated total population in these markets represents the population of the counties within the market granted to us in the Sprint PCS agreements, not the total population of that market.
(4)  Includes 15 MHz of spectrum owned directly by us.

Network Build-Out Plan

     Overview. Our network build-out strategy is to provide service to the largest communities in our markets and to cover interstates and primary roads connecting these communities to each other, and to the adjacent major markets owned and operated by Sprint PCS. We believe that our schedule for completing the build-out is achievable based on our prior experience in network build-out, the digital PCS technology we will use to build our PCS network and the established standards of Sprint PCS. We have designed our build-out to exceed the requirements of the Sprint PCS agreements.

     Our markets have a total population of approximately 10.2 million people. As of December 31, 2001, we had launched service in markets covering approximately 6.9 million residents, or 68% of the total population in our territory and had approximately 194,100 customers. According to our original business plan, our network, when completed, would have covered 6.9 million residents. We have decided to expand the coverage in our markets from 6.9 million to 7.9 million residents, increasing our planned coverage from 68% to 77% of the total population of our territory. We believe that our expanded network will be substantially complete by December 31, 2002.

Network Build-Out Elements

     As part of our network build-out strategy, we entered into outsourcing relationships with the third parties described below to assist us in building out our network. We believe that these relationships result in a more timely, efficient and cost effective build-out process.

     Radio frequency design. We have engaged an outside design firm to provide radio frequency design, engineering and optimization services for our markets. This firm assists us in determining the required number of cell sites needed to operate the network and identifies the general geographic areas in which each of the required cell sites will be located.

     Site acquisition, project management and construction. We use a combination of build-to-suit and co-location opportunities in the design and construction of our network. We consider these arrangements to be preferable to building our own towers.

     Build-to-suit arrangements are contractual relationships whereby a tower company constructs and owns a cell tower at a location which we approve and leases the cell tower to us for use in our network. Co-location is an arrangement whereby a wireless service provider, like us, is allowed to use another party's cell tower as part of its network. Generally we prefer build-to-suit opportunities because of the favorable development fees and leasing terms associated with our arrangement with SBA. Under our build-to-suit agreement, SBA acquires the site, builds the tower and leases it to us.

     In situations where we determine that build-to-suit is not appropriate, we use a co-location strategy. For sites where co-location leases are utilized, zoning, permitting and surveying approvals and licenses have already been secured, which minimizes our start-up costs and accelerates access to the markets.

     We expect that approximately 1,380 sites will be required to achieve our planned coverage of the residents in our territory, including those provided to us through our network services agreement.

     Microwave relocation. At the time of the FCC's auction of PCS licenses, other third parties were using portions of the same frequency bandwidths for the operation of microwave facilities. The FCC has established procedures for PCS licensees to relocate these existing microwave paths, generally at the PCS licensee's expense. Sprint PCS relocates the microwave paths that use frequencies owned by Sprint PCS, and is analyzing these relocations as we continue the build-out of our network. Sprint PCS is also paying for a portion of the relocation costs. Sprint PCS has substantially completed the necessary relocation for the microwave paths in our markets.

     Switching. We currently use two switching centers in Chillicothe, Ohio, and Fort Wayne, Indiana, to provide services to our network. We also utilize the Alliance's two switching centers under our network services agreement, (see "Alliances Network Services Agreement" below) and use Sprint PCS switching centers on an interim basis to more rapidly launch our markets in western Pennsylvania and northern Ohio. A switching center serves several purposes, including routing calls, managing call handoff, managing access to the public telephone network and providing access to voice mail. As of December 31, 2001, we are constructing two additional switching centers which we plan to complete in 2002: one in Johnson City, Tennessee, and one in Erie, Pennsylvania, which we plan to complete in 2002. The new Nortel switch in Johnson City will replace the older Motorola switch in Chillicothe. We believe the capacity of our switching centers is adequate to accommodate our planned growth.

     Interconnection. Our network connects to the public telephone network through local exchange carriers. Through our Sprint PCS agreements, we benefit from Sprint PCS-negotiated agreements with local exchange carriers, which govern the terms of the relationship between telephone service carriers which interconnect in order to provide service between networks.

     Long distance and back haul. We use Sprint and other third party providers for long distance services and for back haul services. Back haul services are the telecommunications services that other carriers provide to carry our voice traffic from our cell tower sites to our switching facilities. When we use Sprint, we receive the same preferred rates made available to Sprint PCS sites.

     Network monitoring. We use Sprint PCS' Network Operations Control Center to monitor continuously our owned and operated network. The Alliances operate a comparable network operations control center that provides network monitoring in our resale markets.

SBA Agreement

     Prior to August 1999, Horizon Telcom owned the cell site towers we used in our network. In August 1999, Horizon Telcom sold to SBA the towers we used in our network; we subsequently entered into lease arrangements with SBA. We now pay a fixed amount per month, per cell site, to SBA for the right to use their towers in our markets. This fixed fee is subject to an annual percentage increase for each site beginning on the third anniversary of the date we began using the site. We believe the rates we pay under this agreement are generally more favorable than average co-location rates available in our markets.

     In August 1999, we also entered into a build-to-suit agreement with SBA. Under this agreement, SBA acquires and develops the sites and installs the towers at locations we approve. We receive a site development fee from SBA for tower sites which SBA constructs on our behalf. We have agreed to lease space on a number of existing SBA towers for which we pay a fixed amount per month, per cell site. For some of the leases, we receive a one-year rent abatement on these sites. Rent expense for the leases which include abatement will be recognized on a straight-line basis over the life of the lease.

Motorola Product Supply Agreement

     In December 1999, we entered into a product supply agreement with Motorola for the purchase of the telecommunications products and services for our network. Motorola also provides installation services for our network equipment. We intend to use Motorola equipment for the build-out of our new markets in Pennsylvania, New York, Ohio and New Jersey and the Bright PCS markets. Since entering into the Sprint PCS agreements in June 1998, we have benefited from Sprint PCS' volume pricing arrangements with Motorola on our equipment purchases and expect to continue to benefit going forward.

Alliances Network Services Agreement

     The Alliances are two related, independent PCS providers offering service under the NTELOS brand name. In August 1999, we entered into a network services agreement with the Alliances for 13 of our markets in Virginia and West Virginia. Under this agreement, we are entitled to use the Alliances' wireless network and equipment to provide services to our customers in these markets. The Alliances are required to maintain their network to Sprint PCS technical standards. We pay the Alliances a minimum monthly charge for a fixed number of minutes and a per minute of use charge for minutes in excess of the fixed number of minutes.

     We believe this arrangement eliminates or defers capital costs, and reduces network expenses while permitting a faster launch of service and preserving our capital for other uses. In addition, this arrangement gives us access to additional spectrum in markets where Sprint PCS has limited bandwidth and reduces our risk of technological obsolescence in these markets. We are subject to the risk that the Alliances will not satisfactorily build-out, operate, maintain or upgrade their network. See "Risk Factors" under "ITEM 7.
Management's Discussion and Analysis of Financial Condition and Results of Operation" included herein.

     As of December 31, 2001, the Alliances had deployed 481 cell sites within our markets in West Virginia and Virginia and had complied with their contractual build-out requirements to date. At December 31, 2001, the Alliance provided coverage to 62% of the total population of 2.9 million residents in the markets covered by our network services agreement.

     In the event we terminate our agreement with the Alliances because of the Alliances' breach of the agreement, we have the right to continue to use the Alliances' network for up to 36 months after the termination at rates which reflect a significant discount from the standard pricing terms under our agreement. This is intended to enable us to continue to provide services to our customers while we build out our own network. In addition, after December 31, 2003, we have the right to overbuild the Alliances' markets, on a market-by-market basis, at any time for any reason.

Products And Services

    Our products and services mirror the service offerings of Sprint PCS and are designed to integrate seamlessly with the Sprint PCS nationwide network. Sprint PCS Wireless Services currently serve the majority of the nation's metropolitan areas, including more than 4,000 cities and communities, providing customers with affordable, reliable 100% digital, 100% PCS services. The Sprint PCS service package we offer includes the following:

     100% digital wireless mobility and nationwide service. Our primary service is wireless mobility coverage. Our PCS network is part of the largest 100% digital, 100% PCS network in the nation and our customers are able to use Sprint PCS services in our markets and seamlessly throughout the Sprint PCS network. We offer customers in our territory enhanced voice clarity, advanced features and simple, affordable Sprint PCS pricing plans. These plans include free long distance and wireless airtime minutes for use throughout the Sprint PCS network at no additional charge. Our basic wireless service includes voice mail, caller ID, enhanced call waiting, three-way calling, call forwarding, distinctive ringing and call blocking.

     Nationwide service. Dual-band/dual-mode handsets allow roaming on wireless networks where Sprint PCS is not available and with which Sprint PCS has roaming agreements. These handsets are designed to operate on analog and digital cellular networks, as well as on Sprint PCS' digital PCS networks.

     Advanced handsets. CDMA handsets offer significantly extended battery life relative to earlier technologies, providing up to five days of standby time and approximately two to four hours of talk time. Handsets operating on a digital system are capable of saving battery life while turned on but not in use, improving efficiency and extending the handset's use. We also offer dual-band/dual-mode handsets that allow customers to make and receive calls on both PCS and cellular frequency bands and both digital or analog technology. These handsets allow roaming on cellular networks where Sprint PCS digital service is not available through carriers with which Sprint PCS has roaming agreements. All handsets are equipped with preprogrammed features such as speed dial and last number redial, and are sold under the Sprint and Sprint PCS brand names.

     Improved voice quality. We believe the Sprint PCS CDMA technology offers significantly improved voice quality compared to existing analog and TDMA networks, more powerful error correction, less susceptibility to call fading and enhanced interference rejection; all of which result in fewer dropped calls. See "CDMA Technology" below for a discussion of the reasons CDMA technology offers improved voice quality.

     Privacy and security. Sprint PCS provides secure voice transmissions encoded into a digital format to prevent eavesdropping and unauthorized cloning of subscriber identification numbers.

     Easy activation. Customers can purchase a Sprint PCS handset off the shelf at a retail location and activate their service by calling customer service or by visiting Sprint PCS' website. Either option allows the customer to activate the handset over the air. We believe over-the-air activation will reduce the training requirements for salespersons at retail locations.

     Customer care. By using Sprint PCS' established back office services such as customer care and billing services, we believe our operating costs will be reduced. By using Sprint PCS' services, we also expect to more rapidly implement new products and services offered by Sprint PCS. Sprint PCS offers customer care 24 hours a day, seven days a week. Our customers can call the Sprint PCS toll-free customer care number from anywhere on the national Sprint PCS network. All Sprint PCS phones are preprogrammed with a speed dial feature that allows customers to easily reach customer care at any time.

     Access to the Sprint PCS wireless web. We support and market the Sprint PCS Wireless Web throughout our network. The Sprint PCS Wireless Web allows subscribers with data-capable handsets to connect their portable computers or personal digital assistants to the Internet. Sprint PCS subscribers with data-capable handsets also have the ability to receive periodic information updates such as stock prices, airline schedules, sports scores and weather reports directly on their handsets. Sprint PCS subscribers with Web-browser enabled handsets have the ability to connect to and browse specially designed text-based Internet sites on an interactive basis. Sprint PCS has agreements with Internet providers to provide services for the Sprint PCS Wireless Web. Sprint PCS offers Sprint PCS Wireless Web as an add-on to existing Sprint PCS' Free and Clear pricing plans.

     Clear Pay pricing plan. We offer Sprint PCS' "Clear Pay" pricing plan in our markets. The "Clear Pay" plan is a credit policy which is designed to enable potential subscribers who may not have a credit history that qualifies for standard Sprint PCS post-pay pricing plans to become subscribers without having to pay high rates customarily associated with pre-paid plans or to provide a large deposit. We believe the "Clear Pay" pricing plan allows us to obtain subscribers which we would not be able to otherwise obtain if we used standard post-pay credit policies.

     Other services. We believe new features and services will be developed on the Sprint PCS nationwide network to take advantage of CDMA technology. As a leading wireless provider, Sprint PCS conducts ongoing research and development to produce innovative services that give Sprint PCS a competitive advantage. We intend to offer a portfolio of products and services developed by Sprint PCS to accommodate the growth in, and the unique requirements of, high-speed data traffic and demand for video services. We plan to provide, when available, a number of applications for wireless data services including facsimile, Internet access, wireless local area networks and point-of-sale terminal connections.

Marketing Strategies

     Our marketing and sales strategy uses Sprint PCS' strategies and developed national distribution channels that have helped Sprint PCS generate rapid customer growth. We augment Sprint PCS' strategies with strategies tailored to our specific territory.

     Use of Sprint PCS' brand equity and marketing. We feature exclusively and prominently the nationally recognized Sprint and Sprint PCS brand names in our marketing effort. From the customers' point of view, they will use our PCS network and the Sprint PCS national network seamlessly as a unified national network. We are building on Sprint PCS' national distribution channels and advertising programs.

     Pricing. We believe our use of the Sprint PCS pricing strategy will offer customers in our territory simple, easy-to-understand service plans. Sprint PCS' consumer pricing plans are typically structured with competitive monthly recurring charges and large local calling areas, service features such as voicemail, enhanced caller ID, call waiting and three-way calling and what we believe to be competitive per-minute rates. Lower per-minute rates relative to analog cellular providers are possible in part because the CDMA system that both we and Sprint PCS employ has greater capacity than current analog cellular systems which we believe will enable us to market high usage customer plans at lower prices. All of Sprint PCS' current national plans:

     o    include minutes in any Sprint PCS market with no roaming charges;

     o offer a wide selection of phones to meet the needs of consumers and businesses; and

     o    provide a limited-time money-back guarantee on Sprint PCS handsets.

     In addition, Sprint PCS' national Free and Clear plans, which we believe offer simple, affordable plans for every consumer and business customer, include the option to choose free long distance calling from anywhere on its nationwide network, a package of off-peak minutes or Sprint PCS Wireless Web.

     Local focus. Our local focus enables us to supplement Sprint PCS' marketing strategies with our own strategies tailored to each of our specific markets. These include attracting local businesses to diversify our distribution and using local radio and newspaper advertising to sell our products and services in each of our launched markets. We have established a local sales force to execute our marketing strategy through company-owned Sprint PCS stores, and also employ a direct sales force targeted to business sales. In addition, Sprint PCS' existing agreements with national retailers provide us with immediate access to over 455 retail locations in our territory. The former owners of Bright PCS also offer Sprint PCS products in their local telephone offices in northwestern Ohio. Sprint-owned local exchange carriers provide local telephone service to approximately 20% of the total population in our territory, which provides us with an additional distribution channel through which we can market to an established base of Sprint customers. Some of the Sprint local exchange markets have a store for Sprint customers to pay their bills, which we use to sell Sprint PCS products and services.

     Advertising and promotions. Sprint PCS uses national and regional television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from this national advertising in our territory at no additional cost to us.

     Sponsorships. Sprint PCS is a sponsor of numerous selected, broad-based national and regional events. These sponsorships provide Sprint PCS with brand name and product recognition in high profile events, provide a forum for sales and promotional events and enhance our promotional efforts in our territory.

     Bundling of services. We intend to take advantage of the complete array of communications services offered by bundling Sprint PCS services with other Sprint products, such as long distance and Internet access.

Sales And Distribution

     Our sales and distribution plan mirrors Sprint PCS' multiple channel sales and distribution plan. Key elements of our sales and distribution plan consist of the following:

     Sprint store within a RadioShack store. Sprint has an arrangement with RadioShack to install a "store within a store" for the sale of Sprint PCS Service. RadioShack has approximately 178 stores in our territory.

     Other national and regional third party retail stores. We also benefit from the distribution agreements established by Sprint PCS with other national and regional retailers which currently include Best Buy, Circuit City, Office Depot, OfficeMax, Ritz Camera, Staples, Cord Camera, The Wiz, Wal-Mart and h.h. gregg department stores. At present, these retailers operate approximately 277 retail stores in our territory. We also believe that we benefit from stores located in major Sprint PCS markets near our markets because residents of our territory who buy PCS handsets at those stores become our subscribers.

     Sprint PCS stores. At December 31, 2001, we owned and operated 38 Sprint PCS stores. We plan to have up to 50 Sprint PCS stores in our territory by the end of 2002. These stores will be located in larger markets within our territory, which we believe will provide us with strong local presence and a high degree of visibility. Following the Sprint PCS model, these stores will be designed to facilitate retail sales, bill collection and customer service.

     Local telephone stores. We also plan to offer Sprint PCS products and services through the Sprint Local Telephone Division retail centers in our service area and through local telephone service centers of the former owners of Bright PCS and their affiliates located in our markets.

     National accounts and direct selling. We participate in Sprint PCS' national accounts program. Sprint PCS has a national accounts team which focuses on the corporate headquarters of Fortune 500 companies. Once a representative reaches an agreement with the corporate headquarters, we service the offices of that corporation located in our territory. Our direct sales force will target the employees of these corporations in our territory and cultivate other local business clients.

     Inbound telemarketing. Sprint PCS provides inbound telemarketing sales when customers call from our territory. As the exclusive provider of Sprint PCS products and services in our market, we use the national Sprint 1-800-480-4PCS number campaigns that generate call-in leads. These leads are then handled by Sprint PCS' inbound telemarketing group.

     Electronic commerce. A visitor to Sprint PCS' Internet site can order and pay for a handset and select a service plan. Customers visiting the site can review the status of their account, including the number of minutes used in the current billing cycle. We manage customers in our territory who purchase products and services over the Sprint PCS Internet.

CDMA (Code Division Multiple Access) Technology

     Sprint PCS' nationwide network and its affiliates' networks all use digital CDMA technology. CDMA technology is fundamental to accomplishing our business objective of providing high-volume, high-quality airtime at a low cost. We believe CDMA provides important system performance benefits.

     Voice quality. We believe CDMA systems offer less interference, more powerful error correction and less susceptibility to fading than analog systems. Using enhanced voice-coding techniques, CDMA systems achieve voice quality that is comparable to that of the typical wireline telephone. This CDMA voice-coding technology also filters annoying background noise more effectively than existing wireline, analog cellular or other digital PCS phones.

     Capacity. CDMA technology allows a greater number of calls within one specific frequency and reuses the entire frequency spectrum in each cell. CDMA systems provide capacity gains of up to seven times over current analog systems and up to three times greater than TDMA and GSM systems used by some of our competitors. Additional voice capacity improvements are expected for CDMA networks over the next two years as new 3G standards are approved and implemented. Additionally, 3G will allow higher data transmission speeds than are currently available.

     CDMA technology is designed to provide flexible or "soft" capacity that permits networks like ours to temporarily increase the number of telephone calls that can be handled within a cell. When capacity limitations in analog, TDMA and GSM systems are reached, additional callers in a given cell must be given a busy signal. Using CDMA technology, networks like ours can allow a small reduction in voice quality to provide temporary increases in capacity. This reduces blocked calls and increases the probability of a successful cell-to-cell hand-off.

     Soft hand-off. As a subscriber travels from one cell site to another cell site, the call must be "handed-off" to the next site. CDMA systems transfer calls throughout the network using a technique referred to as a soft hand-off, which connects a mobile customer's call with a new cell site while maintaining a connection with the cell site currently in use. CDMA networks monitor the quality of the transmission received by both cell sites simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell until it is clearly established in a new one. As a result, fewer calls are dropped compared to analog, TDMA and GSM networks which use a "hard hand-off" and disconnect the call from the current cell site as it connects with a new one.

     Integrated services. CDMA systems permit us to offer advanced features, including voice mail, caller ID, enhanced call waiting, three-way calling, call forwarding, Internet access, paging and text-messaging. These advanced features may also be offered by companies utilizing competing technologies.

     Privacy and security. Another benefit of CDMA technology is that it combines a constantly changing coding scheme with a low-power signal to enhance security and privacy. Vendors are currently developing additional encryption capabilities which we believe will further enhance overall network security.

     Frequency planning. Frequency planning is the process used to analyze and test alternative patterns of frequency use within a wireless network to minimize interference between one call and another call and to maximize capacity. Currently, cellular service providers spend considerable money and time on frequency planning. Since TDMA and GSM based systems have frequency reuse constraints similar to present analog systems, frequency reuse planning for TDMA and GSM based systems is expected to be comparable to planning for the current analog systems. With CDMA technology, however, the same group of frequencies can be reused in every cell, substantially reducing the need for costly frequency reuse patterning and constant frequency plan management.

     Battery life. Due to their greater efficiency in power consumption, CDMA handsets provide up to three to five days of standby time and approximately two to four hours of talk time availability. We believe this generally exceeds the battery life of handsets using alternative digital or analog technologies.

     Third generation technology. In addition, wireless carriers are beginning to implement a new "third generation," or "3G," technology throughout the industry. The 3G technology is intended to increase networks' capacity for voice calls and enable better transmission of high-speed data. Sprint PCS has selected a version of 3G technology, 1XRTT, for its own networks which requires us to upgrade our network to provide it. We currently estimate this network upgrade will cost approximately $35 million, but actual costs could exceed this estimate. To date, this technology has not been deployed on a commercial basis by Sprint PCS. Because we believe that our CDMS technology is more efficient than GSM or TDMA, we believe that, unlike our GSM and TDMA competitors, we will not require additional spectrum in order to operate our 3G network. We believe that our early deployment of 3G technology will provide us with a competitive advantage in the market for wireless data services.

     Benefits of other technologies. While CDMA has the benefits discussed above, TDMA networks are generally less expensive when overlaying existing analog systems. In addition, the GSM technology standard, unlike CDMA, supports a more robust interoperability standard which more easily allows a network operator to use equipment from several different vendors in the same network. This, along with the fact that the GSM technology is currently more widely deployed throughout the world than CDMA, provides economies of scale for handset and equipment purchases. A standards process is also underway which will allow wireless handsets to support analog, TDMA and GSM technologies in a single unit. Currently, there are no plans to have CDMA handsets that support either the TDMA or GSM technologies.

Competition

     Given the broad geographic coverage of our territory, the competition that we face from other wireless providers is fragmented. We compete, to varying degrees, with regional and national cellular, PCS and other wireless service providers. Currently, we believe our strongest competition is from cellular providers, many of which have been operating in our markets and building their customer base for a number of years.

     Our largest single cellular competitor is Verizon Wireless, which offers service in the majority of our markets. We also face significant competition from AT&T Wireless, which operates in conjunction with its affiliates in almost all of our markets. After Verizon and AT&T Wireless, our strongest competitors are regional wireless providers, ALLTEL, Centennial and NTELOS.

     The following table lists the primary operational competitors known to us within our various geographic areas:

                                         PRIMARY                   TYPE OF
GEOGRAPHIC AREA                          OPERATING COMPETITORS     SERVICE
---------------                          ---------------------     -------

Ohio markets...........................  ALLTEL                    Cellular
                                         AT&T Wireless             Cellular
                                         Verizon Wireless          Cellular
                                         Nextel                    ESMR

Indiana markets........................  Centennial                Cellular
                                         CenturyTel                Cellular
                                         Verizon Wireless          Cellular
                                         VoiceStream               PCS
                                         Nextel                    EMSR

Pennsylvania and New York markets......  AT&T Wireless             Cellular
                                         Verizon Wireless          Cellular
                                         VoiceStream               PCS
                                         Nextel                    ESMR

Virginia and West Virginia markets.....  ALLTEL                    Cellular
                                         AT&T Wireless (1)         Cellular/PCS
                                         Verizon Wireless          Cellular
                                         NTELOS                    PCS

Tennessee markets......................  ALLTEL                    Cellular
                                         Verizon Wireless          Cellular
                                         Cingular                  PCS
                                         AT&T Wireless (1)         PCS
                                         Nextel                    ESMR

(1) Includes Triton PCS, an AT&T Wireless affiliate offering AT&T Wireless and SunCom co-branded service.

     Our primary competitors offer a wireless service that is generally comparable to our PCS service. However, as a Sprint PCS affiliate, we believe we are positioned to successfully compete with all of these wireless providers due to the strength of the Sprint PCS brand name, distribution channels and Sprint PCS' nationwide CDMA-only network. Verizon Wireless, in particular, lacks a single technology throughout all of its markets. We also believe that our primary competitors do not offer 100% digital technology.

     Nextel Communications, together with its affiliate Nextel Partners, has licenses to offer service in the vast majority of our markets and currently offers service to less than half of our planned covered residents. We believe Nextel's coverage in many of these markets is focused primarily on highway coverage as opposed to community coverage.

     Our ability to compete effectively with these other providers will depend on a number of factors, including the continued success of CDMA technology in providing better call clarity and quality as compared to analog cellular systems, Sprint PCS' competitive pricing with various options suiting individual customer's calling needs, the continued expansion and improvement of the Sprint PCS nationwide network, our extensive direct and indirect sales channels, our centralized Sprint PCS customer care systems, and our selection of handset options.

     Many of our competitors have access to more licensed spectrum than the 10 or 20MHz licensed to Sprint PCS in some of our markets. Many of our competitors also have established infrastructures, marketing programs and brand names. Many of our competitors may be able to offer coverage in areas not served by our network, or, because of their calling volumes or their affiliations with, or ownership of, other wireless providers, may be able to offer roaming rates that are lower than those offered by Sprint PCS. PCS operators compete with us in providing some or all of the services available through the Sprint PCS network and may provide services that we do not. Additionally, we expect existing cellular providers will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint PCS.

     We also face limited competition from "resellers" which provide wireless service to customers but do not hold FCC licenses or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and a competitor of that and other licensees. The FCC requires all cellular and PCS licensees to permit resale of carrier service to resellers. Although Sprint PCS is required to resell PCS in our markets, currently there are no resellers of Sprint PCS in our markets. Any reseller of Sprint PCS in our markets would be required to pay us for the use of our capacity and their use of the Sprint PCS service marks in our markets would be restricted to describing their handsets as operational on the Sprint PCS network.

     In addition, we compete with paging, dispatch and other mobile telecommunications companies in our markets. Potential users of PCS systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential customers who do not need immediate two-way voice communications.

     In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications and fixed wireless systems. While few of these technologies and services are currently operational, others are being developed or may be developed in the future.

     Over the past several years the FCC has auctioned, and will continue to auction large amounts of wireless spectrum that could be used to compete with Sprint PCS service. Based upon increased competition, we anticipate that market prices for two-way wireless services generally will decline in the future. We will compete to attract and retain customers principally on the basis of:

     o the strength of the Sprint and Sprint PCS brand names, services and features;

     o    the location of our markets;

     o    the size of our territory;

     o    national network coverage and reliability;

     o    customer care; and

     o    pricing.

Intellectual Property

     "Sprint," the Sprint diamond design logo, "Sprint PCS," "Sprint Personal Communications Services," "The Clear Alternative to Cellular" and "Experience the Clear Alternative to Cellular Today" are service marks registered with the United States Patent and Trademark Office. These service marks are owned by Sprint. Pursuant to the trademark and service mark license agreements, we have the right to use, royalty-free, the Sprint and Sprint PCS brand names and the Sprint diamond design logo and other service marks of Sprint in connection with marketing, offering and providing licensed services to end-users and resellers, solely within our territory.

     Except in limited instances, Sprint PCS has agreed not to grant to any other person a right or license to provide or resell, or act as agent for any person offering, licensed services under the licensed marks in our market areas except as to Sprint PCS' marketing to national accounts and the limited right of resellers of Sprint PCS to sell their products and services in our market areas. In all other instances, Sprint PCS reserves for itself and its affiliates the right to use the licensed marks in providing its services, subject to its exclusivity obligations described above, whether within or without our territory.

     The trademark license agreements contain numerous restrictions with respect to the use and modification of any of the licensed marks. See "The Sprint PCS
Agreements: The Trademark and Service Mark License Agreements."

     This annual report on Form 10-K includes product names, trade names and trademarks of other companies. We do not have any rights with respect to these product names, trade names and trademarks.

THE SPRINT PCS AGREEMENTS

     The following is a summary of the material terms and provisions of the Sprint PCS agreements. The summary applies to the Sprint PCS agreements for both Horizon Personal Communications and Bright PCS except where otherwise indicated. The Sprint PCS agreements, in their entirety, are included as exhibits to this annual report of Form 10-K.

Overview of Sprint PCS relationship and agreements

     We have eight major agreements with Sprint and Sprint PCS (collectively, the "Sprint PCS Agreements"). Under the Sprint PCS agreements, we exclusively market PCS services under the Sprint and Sprint PCS brand names in our markets. The Sprint PCS agreements require us to interface with the Sprint PCS wireless network by building our network to operate on PCS frequencies licensed to Sprint PCS in the 1900 MHz range. The Sprint PCS agreements also give us access to Sprint PCS' equipment discounts, roaming revenue from Sprint PCS customers traveling into our territory, and various other back office services. The Sprint PCS agreements provide strategic advantages, including avoiding the need to fund up-front spectrum acquisition costs and the costs of maintaining billing and other customer services infrastructure. The Sprint PCS agreements have initial terms of twenty years with three ten-year renewals which would lengthen the contracts to a total of fifty years. The Sprint PCS agreements will automatically renew for each additional ten-year term unless we or Sprint PCS provide the other with two years' prior written notice to terminate the Sprint PCS agreements. The initial terms of the agreements will expire in 2018.

     The agreements consist of one of each of the following for Horizon Personal Communications and one of each for Bright PCS:

     o    the management agreement;

     o    the services agreement;

     o    the trademark and service mark license agreement with Sprint; and

     o    the trademark and service mark license agreement with Sprint PCS.

The Management Agreement

     Under our Sprint PCS agreements, we have agreed to:

     o construct and manage a network in our territory in compliance with Sprint PCS' PCS licenses and the terms of the management agreement;

     o distribute, during the term of the management agreement, Sprint PCS products and services;

     o    conduct advertising and promotion activities in our territory; and

     o manage that portion of Sprint PCS' customer base assigned to our territory.

     Sprint PCS will monitor our network operations and has unconditional access to our network.

     Exclusivity. We are designated as the only person or entity that can manage or operate a PCS network for Sprint PCS in our territory. Sprint PCS is prohibited from owning, operating, building or managing another wireless mobility communications network in our territory while our management agreement is in place and no event has occurred that would permit the agreement to terminate. Sprint PCS is permitted under our agreement to make national sales to companies in our territory, and as required by the FCC, to permit resale of the Sprint PCS products and services in our territory. We accrue the financial benefits of either of these activities.

     Network build-out: The management agreement specifies the terms of the Sprint PCS affiliation, including the required network build-out plan. We have agreed to operate our network to provide for a seamless handoff of a call initiated in our territory to a neighboring Sprint PCS network.

     Under our original Sprint PCS agreements, we were required to complete the build-out in several of our markets in Pennsylvania and New York by December 31, 2000. We and Sprint PCS agreed to an amendment of our build-out requirements, which extended the date by which we were to launch coverage in several markets.

     Under the amended Sprint PCS agreement, portions of the New York, Sunbury, Williamsport, Oil City, Dubois, Erie, Meadville, Sharon, Olean, Jamestown, Scranton, State College, Stroudsburg, Allentown and Pottsville markets were required to be completed and launched by October 31, 2001. Although we have launched service in portions of each of these markets, we have not completed all of the build-out requirements. We notified Sprint PCS in November 2001 that it is our position that the reasons for the delay constitute events of "force majeure" as described in the Sprint PCS agreements and that, consequently, no monetary penalties or other remedies would be applicable to missing the original launch date. The delay has been primarily caused due to delays in obtaining the required backhaul services from local exchange carriers and zoning and other approvals from governmental authorities. On January 30, 2002, Sprint PCS notified us that, as a result of these force majeure events, it does not consider our build-out delay to be a breach of the Sprint PCS agreement. We have agreed to continue to use commercially reasonable efforts to reach build-out completion by either June 30, 2002 (for most of the affected markets) or April 30, 2002 (for a few of these markets). If we fail to launch a market by more than 90 days after the extended deadlines and if our failure is ultimately determined to be for non-force majeure reasons, Sprint PCS would have the right to terminate our Sprint PCS agreements or enforce monetary penalties.

     Products and services. The management agreement identifies the products and services that we can offer in our territory. These services include Sprint PCS consumer and business products and services available as of the date of the agreements, or as modified by Sprint PCS. We are allowed to sell wireless products and services that are not Sprint PCS products and services if those additional products and services do not otherwise violate the terms of the agreement, cause distribution channel conflicts, materially impede the development of the Sprint PCS network, cause consumer confusion with Sprint PCS' products and services or violate the trademark lease agreements. We may cross-sell services such as Internet access, customer premise equipment and prepaid phone cards with Sprint, Sprint PCS and other Sprint PCS affiliates. If we decide to use third parties to provide these services, we must give Sprint PCS an opportunity to provide the services on the same terms and conditions. We cannot offer wireless local loop services specifically designed for the competitive local exchange market in areas where Sprint owns the local exchange carrier unless we name the Sprint owned local exchange carrier as the exclusive distributor or Sprint PCS approves the terms and conditions. Subject to agreements existing before we became a Sprint PCS affiliate, we are required to use Sprint's long distance service which we can buy at wholesale rates.

     Service pricing. We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings, including Sprint PCS' Free and Clear plans. We are permitted to establish our own local price plans for Sprint PCS' products and services offered only in our territory, subject to the terms of the agreement, consistency with Sprint PCS' regional and national pricing plans, regulatory requirements, capability and cost of implementing the rate plans in Sprint PCS' systems and Sprint PCS' approval.

     Fees. We are entitled to receive from Sprint PCS an amount equal to 92% of collected revenues under the Sprint PCS agreements. Collected revenues include revenue from Sprint PCS subscribers based in our territory, excluding outbound roaming, and inbound non-Sprint PCS roaming. Except in the case of taxes, we are entitled to 100% of the following revenues that are not considered collected revenues:

     o    outbound non-Sprint PCS roaming revenue;

     o    inbound and outbound Sprint PCS roaming fees;

     o proceeds from the sales of handsets and accessories through our distribution channels;

     o    proceeds from sales not in the ordinary course of business; and

     o    amounts collected with respect to taxes.

     Roaming. Although many Sprint PCS subscribers will purchase a bundled pricing plan that allows roaming anywhere on the Sprint PCS' and affiliates' network without incremental roaming charges, we will earn roaming revenues from every minute that a Sprint PCS subscriber not based in our territory and any non-Sprint subscriber uses our network. We will earn revenues from Sprint PCS based on an established per-minute rate for Sprint PCS' or its affiliates' subscribers roaming in our territory. Similarly, we will pay for every minute our own subscribers use the Sprint PCS nationwide network outside our territory. The analog roaming rate onto a non-Sprint PCS provider's network is set under Sprint PCS' third-party roaming agreements.

     Advertising and promotions. Sprint PCS is responsible for all national advertising and promotion of the Sprint PCS products and services. We are responsible for advertising and promotion in our territory, including the pro rata cost of any promotion or advertising done by any third-party retailers in our territory pursuant to a national cooperative advertising agreement with Sprint. Sprint PCS' service area includes the urban markets around our territory. Sprint PCS will pay for advertising in these markets. Given the proximity of these markets to ours, we expect considerable spill-over from Sprint PCS' advertising in surrounding urban markets.

     Program requirements. We must comply with Sprint PCS' program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs to the extent that Sprint PCS meets these requirements. Sprint PCS can adjust the program requirements from time to time. We have the right to appeal to Sprint PCS' management adjustments which could cause an unreasonable increase in cost to us if the adjustment: (1) causes us to incur a cost exceeding 5% of the sum of our equity plus our outstanding long-term debt, or (2) causes our long-term operating expenses to increase by more than 5% (10% for Bright PCS) on a net present value basis. If Sprint PCS denies our appeal, we must then comply with the program adjustment, or Sprint PCS has the right to exercise the termination rights described below. There is no cross-default provision between the Sprint PCS agreements for Horizon Personal Communications and the Sprint PCS agreements for Bright PCS.

     Non-competition. We may not offer Sprint PCS products and services outside our territory without the prior written approval of Sprint PCS. Within our territory we may offer, market or promote telecommunications products and services only under the Sprint PCS brands, our own brand, brands of related parties of ours or other products and services approved under the management agreement, except that no brand of a significant competitor of Sprint PCS or its related parties may be used for those products and services. To the extent we have or obtain licenses to provide PCS services outside our territory, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint PCS.

     Termination of management agreement. The management agreement can be terminated as a result of:

     o    termination of Sprint PCS' PCS licenses;

     o    an uncured breach under the management agreement;

     o    bankruptcy of a party to the management agreement;

     o the management agreement not complying with any applicable law in any material respect;

     o the termination of either of the trademark and service mark license agreements; or

     o our failure to obtain the financing necessary for the build-out of our network and for our working capital needs.

     The termination or non-renewal of either of the management agreements triggers our rights and those of Sprint PCS, as described below.

     If we have the right to terminate the management agreement because of an event of termination caused by a Sprint PCS breach under the management agreement, we may generally:

     o require Sprint PCS to purchase all of our operating assets used in connection with our network for an amount equal to at least 80% of our Entire Business Value as defined below;

     o if Sprint PCS is the licensee for 20MHz or more of the spectrum on the date the management agreement was executed, require Sprint PCS to sell to us, subject to governmental approval, up to 10MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS or (2) 9% of our Entire Business Value; or

     o sue Sprint PCS for damages or submit the matter to arbitration and thereby not terminate the management agreement.

     If Sprint PCS has the right to terminate the management agreement because of an event of termination caused by us, Sprint PCS may generally:

     o require us to sell our operating assets to Sprint PCS for an amount equal to 72% of our Entire Business Value;

     o require us to purchase, subject to governmental approval, up to 10MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint or (2) 10% of our Entire Business Value;

     o take any action as Sprint PCS deems necessary to cure our breach of the management agreement, including assuming responsibility for and operating our network; or

     o sue us for damages or submit the matter to arbitration and thereby not terminate the management agreement.

     Non-renewal. If Sprint PCS gives us timely notice that it does not intend to renew the management agreement, we may:

     o require Sprint PCS to purchase all of our operating assets used in connection with our network for an amount equal to 80% of our Entire Business Value; or

     o if Sprint PCS is the licensee for 20MHz or more of the spectrum on the date the management agreement was executed, require Sprint PCS to sell to us, subject to governmental approval, up to 10MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS or (2) 10% of our Entire Business Value.

     If we give Sprint PCS timely notice of non-renewal, or we both give notice of non-renewal, or the management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint PCS may:

     o purchase all of our operating assets for an amount equal to 80% of our Entire Business Value; or

     o require us to purchase, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS or (2) 10% of our Entire Business Value.

     Determination of Entire Business Value. If the Entire Business Value is to be determined, we and Sprint PCS will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine the Entire Business Value on a going concern basis using the following guidelines:

     o the Entire Business Value is based on the price a willing buyer would pay a willing seller for the entire on-going business;

     o then-current customary means of valuing a wireless telecommunications business will be used;

     o the business is conducted under the Sprint and Sprint PCS brands and the Sprint PCS agreements;

     o that we own the spectrum and frequencies presently owned by Sprint PCS that we use and are subject to the Sprint PCS agreements; and

     o the valuation will not include any value for businesses not directly related to the Sprint PCS products and services, and these businesses will not be included in the sale.

     Indemnification. We have agreed to indemnify Sprint PCS and its directors, employees and agents and related parties of Sprint PCS and their directors, employees and agents against any and all claims against any of these parties arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in the management agreement or any other agreement between us and Sprint PCS, our ownership of the operating assets or the actions or the failure to act of anyone who is employed or hired by us in the performance of any work under this agreement, except we will not indemnify Sprint PCS for any claims arising solely from their negligence or willful misconduct. Sprint PCS has agreed to indemnify us and our directors, employees and agents against all claims against any of these parties arising from Sprint PCS' violation of any law, from Sprint PCS' breach of any representation, warranty or covenant contained in the management agreement or any other agreement between Sprint PCS and us, or the actions or the failure to act of anyone who is employed or hired by Sprint PCS in the performance of any work under the management agreement except Sprint PCS will not indemnify us for any claims arising solely from our negligence or willful misconduct.

     Sprint PCS warrants. In connection with Sprint PCS' grant to us of our markets in Pennsylvania, New York, Ohio and New Jersey, Horizon PCS agreed to grant to Sprint PCS warrants to acquire shares of Horizon PCS' class A common stock. (See "Recent Sales of Unregistered Securities" under "ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters" included herein).

The Services Agreements

     The services agreements outline back office services provided by Sprint PCS and available to us at established rates. Sprint PCS can change any or all of the service rates one time in each twelve month period. Some of the available services include: billing, customer care, activation, credit checks, handset logistics, home locator record, voice mail, prepaid services, directory assistance, operator services, roaming fees, roaming clearinghouse fees, interconnect fees and inter-service area fees. Sprint PCS offers three packages of available services. Each package identifies which services must be purchased from Sprint PCS and which may be purchased from a vendor or provided in-house. Essentially, services such as billing, activation and customer care must either all be purchased from Sprint PCS or we may provide those services ourselves. When we signed our original Sprint PCS agreements, we elected to provide billing, activation and customer care services on our own. In connection with the May 2000 grant by Sprint PCS of additional markets to us, we agreed to change our arrangement under the services agreement so that Sprint PCS will provide activation, billing and customer care. Accordingly, in June 2001, we discontinued the use of our own activation, billing, and customer care capabilities. We now purchase those services from Sprint PCS. For our Bright PCS markets and our new markets in Pennsylvania, New York and New Jersey, we launched these markets using Sprint PCS billing and customer care services. Sprint PCS may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services received under the services agreement in connection with any other business or outside our territory. We may discontinue use of any service upon three months' prior written notice. Sprint PCS may discontinue a service provided that Sprint PCS provides us with nine months' prior notice.

     We have agreed with Sprint PCS to indemnify each other as well as officers, directors, employees and other related parties and their officers, directors and employees for violations of law or the services agreement except for any liabilities resulting from the indemnitee's negligence or willful misconduct. The services agreement also provides that no party to the agreement will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, the services agreement except as may otherwise be required by the indemnification provisions. The services agreement automatically terminates upon termination of the management agreement and neither party may terminate the services agreement for any reason other than the termination of the management agreement.

The Trademark and Service Mark License Agreements

     We have non-transferable, royalty-free licenses to use the Sprint and Sprint PCS brand names and "diamond" symbol, and several other U.S. trademarks and service marks such as "The Clear Alternative to Cellular" and "Clear Across the Nation" on Sprint PCS products and services. We believe that the Sprint and Sprint PCS brand names and symbols enjoy a very high degree of awareness, providing us an immediate benefit in the market place. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and Sprint PCS and use of the licensed marks in a manner which would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint and Sprint PCS of any infringement of any of the licensed marks within our territory of which we become aware and to provide assistance to Sprint and Sprint PCS in connection with Sprint's and Sprint PCS' enforcement of their respective rights. We have agreed with Sprint and Sprint PCS to indemnify each other for losses incurred in connection with a material breach of the trademark license agreements. In addition, we have agreed to indemnify Sprint and Sprint PCS from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint or Sprint PCS products and services other than losses arising solely out of our use of the licensed marks in compliance with the contractual guidelines.

     Sprint and Sprint PCS can terminate the trademark and service mark license agreements if we file for bankruptcy, materially breach the agreement or our management agreement is terminated. We can terminate the trademark and service mark license agreements upon Sprint's or Sprint PCS' abandonment of the licensed marks or if Sprint or Sprint PCS files for bankruptcy, or the management agreement is terminated.

Consent and Agreement for the Benefit of the Holders of the Secured Credit Facility

     On September 26, 2000, Horizon PCS entered into a senior secured credit facility (the "secured credit facility") with a group of financial institutions to provide an aggregate commitment, subject to certain conditions, of up to $250.0 million. The secured credit facility is collateralized by a perfected security interest in substantially all of the Company's tangible and intangible current and future assets, including an assignment of Horizon PCS' affiliation agreements with Sprint PCS and a pledge of all of the capital stock of Horizon PCS and its subsidiaries.

     Sprint PCS entered into a consent and agreement for the benefit of the holders of the indebtedness under the secured credit facility. This agreement was acknowledged by us, and modified Sprint PCS' rights and remedies under our Sprint PCS agreements, for the benefit of the existing and future holders of indebtedness under our secured credit facility and any refinancing of the secured credit facility, which was a condition to the funding of any amounts under our secured credit facility.

     The senior secured consent principally provides for the following:

     o Sprint PCS' consent to the pledge of substantially all of our assets, including our rights in the Sprint PCS agreements;

     o Sprint PCS' consent to the pledge of all our equity interests in Horizon Personal Communications, Inc. and the pledge by Horizon Personal Communications, Inc. of all of its equity interests in each of its subsidiaries;

     o for redirection of payments due to us under our Sprint PCS agreements to the administrative agent during the continuation of our default under our secured credit facility;

     o for Sprint PCS to maintain 10 MHz of PCS spectrum in all of our markets until our secured credit facility is satisfied or our operating assets are sold after our default under our secured credit facility;

     o for Sprint PCS and the administrative agent to provide each other with notices of default by us under the Sprint PCS agreements and the secured credit facility, respectively; and

     o the ability to appoint interim replacements, including Sprint PCS or a designee of the administrative agent, to operate our portion of the Sprint PCS network under the Sprint PCS agreements after an acceleration of or event of default under our secured credit facility or an event of termination under the Sprint PCS agreements.

     Sprint PCS' right to purchase on acceleration of amounts outstanding under our secured credit facility. Subject to the requirements of applicable law, so long as our secured credit facility remains outstanding, Sprint PCS has the right to purchase our operating assets or pledged equity of our operating subsidiaries, upon its receipt of notice of an acceleration of our secured credit facility upon the following terms:

     o Sprint PCS elects to make such a purchase of our operating assets within a specified period;

     o the purchase price of our operating assets is the greater of an amount equal to 72% of our "Entire Business Value" or the amount we owe under our secured credit facility;

     o if Sprint PCS has given notice of its intention to exercise the purchase right for our operating assets, then the administrative agent is prohibited from enforcing its security interest for a time period after the acceleration or until Sprint PCS rescinds its intention to purchase; and

     o if we receive a written offer within a time period after acceleration that is acceptable to us to purchase our operating assets or pledged equity of our operating subsidiaries after the acceleration, then Sprint PCS has the right to purchase our operating assets or pledged equity of our operating subsidiaries on terms at least as favorable to us as the offer we receive.

     Sale of operating assets to third parties. If Sprint PCS does not purchase our operating assets after an acceleration of the obligations under our secured credit facility, then the administrative agent will be able to sell the operating assets, subject to the requirements of applicable law, including the law relating to foreclosures of security interests. The administrative agent will have two options:

     o to sell the assets to an entity that meets the requirements to be our successor under the Sprint PCS agreements; or

     o to sell the assets to any other third-party (including competitors of Sprint PCS), principally subject to the condition that Sprint PCS does not have to accept the third-party as a Sprint PCS affiliate and may terminate our Sprint PCS agreements.

             REGULATION OF THE WIRELESS TELECOMMUNICATIONS INDUSTRY

     The FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications systems in the United States. As an FCC licensee in our Chillicothe, Ohio market, and as an entity facilitating PCS operations on Sprint PCS' spectrum under our Sprint PCS agreements, we must ensure that all of our operations comply with FCC requirements.

     The FCC has adopted, or is in the process of adopting, a series of rules, regulations and policies to, among other things:

     o    grant or deny licenses for PCS frequencies;

     o    grant or deny PCS license renewals;

     o    rule on assignments and/or transfers of control of PCS licenses;

     o govern the interconnection of PCS networks with the networks of other wireless and wireline carriers;

     o possibly facilitate the offering of a "calling party pays" service which would require that a party who calls a subscriber would pay for the call;

     o establish access and universal service funding provisions in an effort to raise funds to help defray the cost of providing telecommunications services to rural and other high-cost areas;

     o possibly permit commercial mobile radio service spectrum to be used for transmission of programming material targeted to a limited audience;

     o    impose fines and forfeitures for violations of any of the FCC's rules;
          and

     o    regulate the technical standards of PCS networks.

     The FCC currently prohibits a single entity from having a combined attributable interest of 20% or greater in broadband PCS, cellular, and specialized mobile radio service licenses totaling more than 55 MHz in any urban areas or rural areas. This "spectrum cap" was raised from 45 MHz to 55 MHz in urban areas as the result of recent FCC action. Interests held by passive institutional investors, small companies and rural telephone companies are not usually deemed attributable for purposes of this prohibition if these interests do not exceed 40%. The FCC recently decided that this restriction will be eliminated on January 1, 2003. We cannot predict whether these actions will lead to more consolidation in the wireless telecommunication industry generally, or in any of our PCS service areas.

Transfers and Assignments of PCS Licenses

     The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a PCS license. Non-controlling interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. In addition, a recent FCC order requires only post-consummation notification of certain pro forma assignments or transfers of control.

Conditions of PCS Licenses

     All PCS licenses are granted for ten-year terms conditioned upon timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population within five years and to two-thirds of the population within ten years, and all 10 MHz and 15 MHz broadband PCS licensees must construct facilities that offer coverage to at least one-quarter of the population within five years or make a showing of "substantial service" within that five-year period. Failure to meet these build out requirements can result in license cancellation without a hearing. Other rule violations could result in license revocations and/ or monetary fines. The FCC also requires licensees to maintain a certain degree of control over their licenses. The Sprint PCS agreements reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum. However, the FCC decides whether a licensee has maintained the requisite degree of control on a case-by-case basis, upon consideration of the "totality of circumstances." It is therefore difficult to predict in advance with absolute certainty whether a particular arrangement will pass FCC muster. If the FCC were to determine that our agreements with Sprint PCS need to be modified to increase the level of licensee control, the Sprint PCS agreements may be modified to cure any purported deficiency regarding licensee control of the licensed spectrum. However the business arrangement between the parties may have to be restructured.

PCS License Renewal

     PCS licensees can renew their licenses for additional ten-year terms. PCS renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford PCS renewal applicants involved in comparative renewal hearings with a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the PCS renewal applicant has: (1) provided "substantial service" during its license term; and
(2) substantially complied with all applicable laws and FCC rules and policies. The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal.

Interconnection

     The FCC has the authority to order interconnection between commercial mobile radio providers and any other common carrier. The FCC has ordered traditional telephone companies to provide compensation to commercial mobile radio providers for the termination of traffic. Using these new rules, we have negotiated interconnection agreements for the Sprint PCS network in our market area with the major regional Bell operating companies, GTE, Sprint and several smaller independent local exchange carriers. Interconnection agreements are negotiated on a state-wide basis. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. On July 18, 2000, the FCC adopted an order denying requests for mandatory interconnection between resellers' switches and commercial mobile radio providers' networks, and declining to impose general interconnection obligations between these networks.

Allocation of Additional PCS and Other Wireless Licenses

     The FCC from time to time re-auctions PCS licenses that it has re-claimed from other carriers, or PCS licenses that carriers have voluntarily returned to the agency. The FCC also periodically allocates and assigns new spectrum for the provision of wireless services. It is possible that such actions could create new competitors in our current PCS service areas, and we cannot predict the effect that such actions would have on our business.

Other FCC Requirements

     In June 1996, the FCC adopted rules that prohibit broadband PCS providers from unreasonably restricting or disallowing resale of their services or unreasonably discriminating against resellers. Resale obligations will automatically expire on November 24, 2002. The FCC recently decided that these prohibitions apply to services and not to equipment such as handsets, whether alone or in bundled packages.

     The FCC also adopted rules in June 1996 that require local exchange and most commercial mobile radio carriers, to program their networks to allow customers to change service providers without changing telephone numbers, which is referred to as service provider number portability. The FCC currently requires most commercial mobile radio carriers to implement nationwide roaming. Most commercial mobile radio carriers are required to implement nationwide roaming by November 24, 2002 as well. The FCC currently requires most commercial mobile radio providers to be able to deliver calls from their networks to numbers anywhere in the country, and to contribute to the Local Number Portability Fund.

     The FCC has adopted rules permitting broadband PCS and other commercial mobile radio providers to provide wireless local loop and other fixed services that would directly compete with the wireline services of local telephone companies. In June 1996, the FCC adopted rules requiring broadband PCS and other commercial mobile radio providers to implement enhanced emergency 911 (E911) automatic location identification (ALI) capabilities within 18 months after the effective date of the FCC's rules. Sprint PCS' initial compliance with these rules occurred on or before October 1, 2001.

     Additional compliance deadlines include: (1) ensuring that 25% of new mobile phones activated after December 31, 2001 are ALI capable; (2) ensuring that 50% of new mobile phones activated after June 30, 2002 are ALI capable; and
(3) ensuring that 95% of all customer mobile phones are ALI capable by December 31, 2005. On October 12, 2001, the FCC granted Sprint PCS an extension of the December 31, 2001 deadline, valid until July 31, 2002. Sprint PCS was also given more time in which to upgrade its E911 system software. Horizon's Chillicothe PCS system, the licenses to which Horizon PCS owns, is currently exempt from E911 ALI requirements.

     On June 10, 1999, the FCC initiated a regulatory proceeding (the competitive networks proceeding) seeking comment from the public on a number of issues related to competitive access to multiple-tenant buildings, including the following:

     o the FCC's tentative conclusion that the Communications Act of 1934, as amended, requires utilities to permit telecommunications carriers access to rooftop and other rights-of-way in multiple tenant buildings under just, reasonable and nondiscriminatory rates, terms and conditions; and

     o whether building owners that make access available to a telecommunications carrier should be required to make access available to all other telecommunications carriers on a nondiscriminatory basis, and whether the FCC has the authority to impose such a requirement.

     On October 25, 2000, the FCC issued an order that addressed certain of the issues in the competitive networks proceeding. Notably, the FCC:

     o prohibits carriers from entering into contracts that restrict owners of commercial office buildings from permitting access from competing carriers;

     o    clarifies the FCC's rules governing control of in-building wiring;

     o concludes that utilities that own conduits or rights-of-way within a building must give non-discretionary access thereto; and

     o concludes that parties with a direct or indirect ownership or leasehold interest in property, including building tenants, should have the ability to place antennas one meter or less in diameter used to receive or transmit any fixed wireless service in certain areas.

     This proceeding could affect the availability and pricing of sites for our antennae and those of our competitors.

Communications Assistance for Law Enforcement Act

     The Communications Assistance for Law Enforcement Act, or CALEA, was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology. CALEA requires telecommunications carriers, including us, to modify their equipment, facilities, and services to allow for authorized electronic surveillance based on either industry or FCC standards. The FCC has adopted rules implementing this statute and has established various implementation deadlines. Like other wireless carriers, Sprint PCs has sought certain extensions of the deadlines, and these requests remain pending. We may be subjected to fines of as much as $10,000 per day if we are unable to comply with a surveillance request from law enforcement due to the lack of a required CALEA capability for which we or Sprint PCS have not sought or received and extension.

Other Federal Regulations

     Wireless systems must comply with FCC and Federal Aviation Administration ("FAA") regulations regarding the siting, lighting and construction of transmitter towers and antennas. In addition, FCC environmental regulations may cause some cell site locations to become subject to regulation under the National Environmental Policy Act (NEPA). The FCC is required to implement this Act by requiring carriers to meet land use and radio frequency standards.

     In general, carriers are required to clear any tower or antenna structure proposals with the FAA if the structure will be 200 feet or more in height, or will be within 20,000 feet of an airport. Carriers must also ensure that antenna structures will comply with NEPA-related regulations protecting wilderness areas, wildlife preserves, endangered species habitats, Indian religious sites, flood plains, wetlands, and historic places. In protecting historic places, carriers must comply with the requirements of the National Historic Preservation Act and the regulations of the National Council for Historic Preservation
(NCHP). This generally requires consultation with the appropriate "State Historic Preservation Officer" (SHPO) prior to each site construction. However, in March 2001, the FCC issued a programmatic agreement approved by the NCHP, which allows carriers to avoid SHPO approval and other time-consuming historic preservation measures, if the carrier proposes to use an existing tower, and satisfies certain other conditions.

     Carriers must comply with certain other FCC requirements:

     o    payment of annual regulatory user fees;

     o submission of FCC Form 499A and 499Q reports, providing the FCC with information needed to calculate universal service, local number portability and other contribution amounts owed by the carrier;

     o compliance with the FCC's 711 hearing-impaired access requirements by October 1, 2001;

     o compliance with the FCC's digital TTY (access for the deaf) requirements, including purchase of necessary software and equipment by December 31, 2001, implementation by June 30, 2002, and filing of quarterly progress reports during the interim;

     o    submission of annual Form 395 employment report;

     o    periodic filing of Form 602 ownership report; and

     o submission of other required reports, as applicable, including Form 502 Number Utilization and Forecast Report, Form 477 Local Competition and Broadband Reporting Worksheet, From 478 Slamming Complaint Report, International Traffic Data Report, and Annual Financial Report.

Review of Universal Service Requirements

     The FCC and the states are required to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. Sprint PCS is required to contribute to the Federal universal service program as well as existing state programs. The FCC has determined that Sprint PCS' contribution to the Federal universal service program is a variable percentage of "end-user telecommunications revenues." Although many states are likely to adopt a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. At the present time it is not possible to predict the extent of the Sprint PCS total Federal and state universal service assessments or its ability to recover from the universal service fund.

Wireless Facilities Siting

     States and localities are allowed to apply zoning requirements to PCS facility and tower proposals, but are not permitted to regulate the placement of wireless facilities so as to prohibit the provision of wireless services or to discriminate among providers of these services. In addition, so long as a wireless system complies with the FCC's rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. The FCC is considering numerous requests for preemption of local actions affecting wireless facilities siting. The Federal courts have been inconsistent in deciding such disputes.

State Regulation of Wireless Service

     Section 332 of the Communications Act preempts states from regulating the rates and entry of commercial mobile radio providers, like us. However, states may attempt to regulate other aspects of our service provision. In addition, states may petition the FCC to regulate these providers and the FCC may grant a state's petition if the state demonstrates that (1) market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory, or (2) when commercial mobile radio is a replacement for landline telephone service within the state. To date, the FCC has granted no petition of this type. To the extent that we may provide fixed wireless service, we may be subject to additional state regulation.

ITEM 2.  Properties

     Management believes that its property, plant and equipment are adequate for its business at Chillicothe Telephone, Horizon Technology and Services, although additional property, plant and equipment is being added. The Chillicothe Telephone Company built a new 22,500 square foot operations and training facility, which was completed in the summer of 2001. This building is leased by Horizon Technology from Chillicothe Telephone and is used for their primary offices. Our properties consist of land, buildings, central office equipment, exchange and toll switches, data transmission equipment, underground conduits and cable, aerial cable, poles, wires, telephone instruments and other equipment. Our principal operations are conducted in a group of buildings we own on East Main Street, Chillicothe, Ohio. These headquarters buildings have approximately 40,000 square feet of floor space.

     Chillicothe Telephone occupies several properties and buildings comprising approximately 51,000 square feet in the aggregate, used for telephone switches, warehouse and office space. Chillicothe Telephone installed new plant record, mapping and billing software in 2000. Chillicothe Telephone also maintains over 100 vehicles used in servicing customers and maintaining the telephone infrastructure for residential customers and business services. In addition, Chillicothe Telephone has easements it uses in deploying its wireline network.

     Horizon PCS leases its principal executive offices from Horizon Telcom and are located at 68 E. Main Street, Chillicothe, Ohio 45601-0480, which is also the location of its first PCS store. Horizon PCS also leases an additional 37 other retail stores throughout its territory. Horizon PCS owns two switching facilities in Fort Wayne, Indiana, and Chillicothe, Ohio, and is in the process of constructing two additional switching centers in Tennessee and Pennsylvania. One of the new centers will replace the facility in Chillicothe, Ohio. As of December 31, 2001, Horizon PCS leased space on 604 on-air towers; Horizon PCS collocates with other wireless service providers on approximately 72% of them. Horizon PCS believes that their facilities are adequate for its current operations and are in good condition and additional leased space can be obtained if needed on commercially reasonable terms.

ITEM 3.  Legal Proceedings

     We are not aware of any pending legal proceedings against us which, individually or in the aggregate, if adversely determined, would have a material adverse effect on our financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of shareholders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     To date, both our class A common stock and our class B nonvoting common stock have traded principally in local transactions without the benefit of an established public trading market, or an organized system for reporting prices paid.

     There is currently no market for the Company's common stock. The authorized capital stock of Horizon Telcom consists of 200,000 shares of class A common stock, without par value and 500,000 shares of class B common stock, without par value. Class A common stock is exchangeable at a one to one ratio with class B common stock. Holders of class A common stock are entitled to one vote per share. Holders of class B common stock do not have voting rights, except as otherwise required by law.

     We paid the following quarterly cash dividends per share during the past two calendar years, adjusted to reflect the stock split in 2000:

                                                 2001       2000
                                                 ----       ----

         First Quarter...................    $   1.15   $   1.15
         Second Quarter..................        1.25       1.15
         Third Quarter...................        1.25       1.15
         Fourth Quarter..................        1.25       1.15
                                             --------   --------
                  Total..................    $   4.90   $   4.60
                                             ========   ========


     Dividends are paid only as and when declared by our board of directors, in its sole discretion, based on our financial condition, results of operations, market conditions and such other factors as it may deem appropriate.

     There were 348 holders of record of our class A common stock as of December 31, 2001. There were 684 holders of record of our class B common stock as of December 31, 2001. This number does not include beneficial owners of common stock whose shares are held in the name of various dealers, depositories, banks, brokers or other fiduciaries.

Recent Sales of Unregistered Securities

     (1) On November 17, 1999, the Registrant granted stock options to purchase a total of 950 shares of the class B common stock of the Registrant at an exercise price of $60.00 per share.

     (2) On June 27, 2000, in connection with the acquisition of Bright PCS, Horizon PCS issued an aggregate of 4,678,800 shares of its class B common stock and distributed 31,912 shares of Horizon Telcom common stock (7,978 shares of class A common stock and 23,934 shares of class B common stock) to the former non-Horizon members of Bright PCS in return for the contribution by the former members of approximately 70% of their ownership interest in Bright PCS.

     (3) On June 27, 2000, Horizon PCS granted incentive stock options to purchase 3,874,047 shares of Horizon PCS' class B common stock at an exercise price of $0.1209 per share, and nonqualified options to purchase 322,837 shares of its class B common stock, at an exercise price of $0.1209 per share. These options were granted in replacement of stock options which had been granted by Horizon Personal Communications, Inc. on November 16, 1999, prior to the incorporation of Horizon PCS as a holding company for Horizon Personal Communications, Inc. and Bright PCS.

     (4) In connection with Sprint PCS' grant of Horizon PCS' new markets on May 19, 2000, Horizon PCS agreed to grant warrants to Sprint PCS to acquire 2,510,460 shares of Horizon PCS' class A common stock at an exercise price equal to the initial public offering price per share. The warrants will expire on the 3rd anniversary of the completion of an initial public offering of Horizon PCS' common stock.

     (5) On February 15, 2000, Horizon Personal Communications, Inc. borrowed $13.0 million from First Union Investors, Inc. in connection with Horizon Personal Communications, Inc.'s purchase of shares of the outstanding common stock of Horizon Telcom. In connection with the loan transaction, Horizon PCS and First Union Investors, Inc., agreed that, upon the completion of certain types of offerings, the outstanding principal amount, and accrued interest thereon, under the note to First Union Investors, Inc. would be converted into shares of the same class of Horizon PCS' capital stock as that issued in the offering. In September 2000, the First Union note was converted into convertible preferred stock as part of the transaction described in item (8) below.

     (6) On September 8, 2000, Horizon PCS effected a 1.1697 for 1 stock dividend of its issued and outstanding class B common stock and made corresponding adjustments to the outstanding options and warrants.

     (7) On September 26, 2000, Horizon PCS issued 26,087,237 shares of its convertible preferred stock at a weighted average purchase price of $5.39 per share (consisting of 10,252,239 shares of Series A Preferred Stock at $5.88 per share and 15,834,998 shares of Series A-1 Preferred Stock at $5.07 per share). The purchasers of the preferred stock and the amount purchased are listed in the table below.

                                                           Number of  Shares
          Name of Purchaser                            Series A       Series A-1
          -----------------                            --------       ----------
          Apollo Investment Fund IV, L.P.............7,854,719        12,132,161
          Apollo Overseas Partners IV, L.P.............436,097           673,582
          Ares Leveraged Investment Fund, L.P..........467,687           722,375
          Ares Leveraged Investment Fund II, L.P.......467,687           722,375
          First Union Capital Partners, L.P..........1,026,049         1,584,505

     (8) On September 26, 2000, Horizon PCS issued 295,000 units (Units) consisting of $295.0 million principal amount of 14% Senior Discount Notes due 2010 and warrants to purchase 3,805,500 shares of class A common stock at an exercise price of $5.88 per share. The initial purchasers of the Units and the amount purchased are listed in the table below.

          Initial Purchasers                                                    Number of Units
          ------------------                                                    ---------------
          Credit Suisse First Boston Corporation, (formerly Donaldson, Lufkin
            & Jenrette Securities Corporation)..................................        206,500
          First Union Securities, Inc.........................................           88,500
                                                                                ---------------

                             Total.............................................         295,000
                                                                                ===============


     (9) During 2000, three persons holding options to acquire Horizon Telcom class B common stock each exercised the vested portions of the options (37 shares each at $60 per share). One person exercised in July 2000, and the other two exercised in August 2000. Each optionee was an executive officer or director. See "ITEM 11. Executive Compensation."

     (10) In February 2001, Horizon PCS decided to distribute a total of 7,249 shares of Horizon Telcom common stock (1,819 shares of class A common stock and 5,430 shares of class B common stock) to a group of Horizon PCS' officers and employees in the form of a bonus.

     (11) In May 2001 and November 2001, Horizon PCS issued an additional 1,163,051 and 1,021,882 shares, respectively, of its convertible preferred stock as a dividend-in-kind to the holders of the outstanding convertible preferred stock.

     (12) In September 2001, a previous owner of Bright PCS gifted 26,646 shares of Horizon PCS' class B common stock. This transaction resulted in the conversion of the class B shares into 26,646 shares of Horizon PCS' class A common stock.

     (13) On December 7, 2001, the Company issued $175 million in principal amount of 13.75% Senior Notes due June 15, 2011. The initial purchasers of these notes are listed in the table below.

                                                                      Amount
          Initial Purchasers                                        Purchased
          ------------------                                        ---------
          Credit Suisse First Boston Corporation.................. $87,500,000
          First Union Securities, Inc...............................52,500,000
          Bear, Stearns & Co. Inc...................................17,500,000
          Lehman Brothers Inc.......................................17,500,000
                                                                    ----------
                Total.............................................$175,000,000
                                                                   ===========

     Exemption from the registration provisions of the Securities Act for the transaction described in paragraphs (6), (9), (10), (11) and (12) above was claimed on the basis that such transactions did not constitute an "offer," "offer to sell," "sale," or "offer to buy" under Section 5 of the Securities Act. Exemption from the registration provisions of the Securities Act for the other transactions described above was claimed under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve any public offering, the purchasers were sophisticated with access to the kind of information registration would provide and that such purchasers acquired such securities without a view towards distribution thereof. In addition, exemption from the registration provisions of the Securities Act for the transactions described in paragraphs 1 and 9 was claimed under Section 3(b) of the Securities Act on the basis that such securities were sold pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation and not for capital raising purposes under Rule 701 of the Securities Act, and exemption from the registration provisions of the Securities Act for the transactions described in paragraphs 7 and 8 above was claimed under Rule 144A of the Securities Act.

Transfer Agent And Registrar

     The registrar and transfer agent for Horizon Telcom common stock is National City Bank of Ohio.

ITEM 6. Selected Financial Data

     The following table sets forth our selected historical consolidated financial data. We derived the data as of and for the five years ended December 31, 2001, 2000, 1999, 1998 and 1997 from our audited consolidated financial statements and related notes. This data should be read in conjunction with our audited consolidated financial statements and related notes for the years ended December 31, 2001, 2000 and 1999 included under "ITEM 8. Financial Statements and Supplementary Data" and "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."


                                                        FOR THE YEAR ENDED DECEMBER 31,
                                 --------------------------------------------------------------------------
                                      2001           2000            1999           1998           1997
                                 -------------  -------------   -------------  -------------  -------------

     Operating Revenues          $ 170,140,016  $  73,999,642   $  49,406,480  $  41,518,407  $  37,493,461
     Operating Income (Loss)       (81,393,053)   (37,142,923)     (4,504,463)     2,038,267      3,372,840
     Net Income (Loss)            (118,820,602)   (44,673,246)     (4,481,098)    (1,207,083)     1,853,184
     Diluted Earnings (Loss)
       Per Share of Common
       Stock (1)                       (329.59)       (129.03)         (11.23)         (3.03)          4.65
     Cash Dividends on Common
       Stock                         1,767,088      1,793,038       1,815,014      1,815,014      1,815,014
     Dividends Per Share on
       Common Stock (1)                   4.90           4.60            4.55           4.55           4.55
     Capital Expenditures          132,506,210    101,491,729      17,799,773     15,984,218     39,794,525


                                                              AS OF DECEMBER 31,
                                   -------------------------------------------------------------------------
                                      2001           2000            1999           1998           1997
                                 -------------  -------------   -------------  -------------  --------------
     Property, Plant and
       Equipment in-service,
       at cost                   $ 298,096,580  $170,960,204    $ 111,297,730  $ 112,026,207  $  85,048,600
     Total Assets                  577,913,866   466,299,843      101,713,365    106,102,379    107,433,495
     Long-Term Debt                402,055,643   205,283,104       45,557,965     53,180,442     26,711,248
     Convertible Preferred
       Stock of Subsidiary -
       book value                  145,349,043   134,421,881               --             --             --
     Non-financial data:
     Total Access Lines                 38,892        37,824           36,832         36,554         34,918
     Total Horizon PCS
       Subscribers (2)                 194,100        66,400           13,700          2,100            300
     Total bright.net Subscribers       14,929        15,000           14,544         11,760          7,022



----------------
(1) Earnings (loss) and dividends per share have been adjusted to reflect the change in number of shares caused by the three-for-one stock split in the form of a stock dividend.

(2)  Represents approximate number of subscribers.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     This discussion reflects the operations of Horizon Telcom, Inc., and its subsidiaries, The Chillicothe Telephone Company, Horizon PCS, Inc., Horizon Services, Inc. and Horizon Technology, Inc. (formerly United Communications, Inc.). This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes. Note 1 of "Notes to Consolidated Financial Statement" contains information related to the Company's significant accounting policies.

     Horizon Telcom operates primarily within two operating segments: landline telephone services and wireless personal communications services. See Note 3 of "Notes to Consolidated Financial Statements" for additional financial information regarding Horizon Telcom's operating segments.

     At December 31, 2001, Chillicothe Telephone serviced 38,892 access lines in Chillicothe, Ohio and the surrounding area. Horizon Technology provided Internet service to 14,929 customers through its bright.net Internet service. Horizon PCS managed approximately 194,100 subscribers in its territories.

     At December 31, 2001, Horizon PCS had launched service in 54 markets covering approximately 6.9 million residents, or approximately 68% of the total population in its territory, and managed approximately 194,100 customers. According to our original business plan, our network, when completed, would have covered 6.9 million residents. We decided to expand the coverage in our markets from 6.9 million to 7.9 million residents, increasing our planned coverage from 68% to 77% of the total population of our territory. We believe that our expanded network will be substantially complete by December 31, 2002.

     Sprint PCS has invested approximately $57.0 million to purchase the PCS licenses in our territory and has incurred additional expenses for microwave clearing. Under the Sprint PCS agreements, we manage our network on Sprint PCS' licensed spectrum and have the right to use the Sprint and Sprint PCS brand names.

Results of Operation

     The landline telephone services operating segment consists of basic local and long-distance toll, network access services, and other telephone service revenue.

     IntraLATA (i.e., the area of southern Ohio, including Columbus originally covered by area code 614), basic local exchange and long-distance service revenue consists of flat rate services and measured services billed to customers utilizing Chillicothe Telephone's telephone network. Long distance intraLATA/interstate revenue consists of message services that terminate beyond the basic service area of the originating wire center.

     Network access revenue consists of revenue derived from the provision of exchange access services to an interexchange carrier or to an end user beyond the exchange carrier's network. Other revenue includes directory advertising related to a telephone directory published annually.

     The wireless personal communications services operating segment consists primarily of PCS subscriber revenues, Sprint PCS roaming revenues, non-Sprint PCS roaming revenues and PCS equipment sales. PCS subscriber revenues consist primarily of monthly service fees and other charges billed to our customers for Sprint PCS service in our territory under a variety of service plans. Roaming revenues consist of Sprint PCS roaming and travel and non-Sprint PCS roaming and travel. We receive Sprint PCS roaming revenues at a per minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers based outside of our territory use our portion of the Sprint PCS network. Non-Sprint PCS roaming revenues include payments from wireless service providers, other than Sprint PCS, when those providers' subscribers roam on our network. PCS equipment sales consist of digital handsets and accessories sold to our customers.

     We record 100% of PCS subscriber revenues from Sprint PCS customers based in our territories, Sprint PCS roaming revenues from Sprint PCS subscribers based outside our markets and non-Sprint PCS roaming revenues. Sprint PCS retains 8% of all collected service revenue as a management fee. Collected service revenues include PCS subscriber revenues and non-Sprint PCS roaming revenues, but exclude Sprint PCS roaming revenues and revenues from sales of equipment. We report the amounts retained by Sprint PCS as general and administrative expenses.

     Other revenues include Internet access services, equipment systems sales, and information services. Internet access revenues for our bright.net services are monthly service fees and other charges billed to our bright.net customers. Service fees primarily consist of monthly recurring charges billed to customers. Equipment system sales and other revenues consist of sales made by Chillicothe Telephone to various businesses or other residential customers for equipment used on the telephone system. Revenue also consists of paging services provided by Horizon Technology until its divestiture of that business in December 2000.

    The following tables set forth a breakdown of operating revenues by segment.

                                                            Years Ended December 31,
                                                  2001                2000                 1999
                                          -------------------  -------------------  -----------------
                                            Amount        %      Amount        %      Amount        %
                                            ------        -      ------        -      ------        -
                                                     (Dollars in thousands, except PCS ARPU)


Landline telephone services               $   39,785      23%  $   37,597    51%    $   37,309    76%
Wireless personal communications
   services                                  123,011      73%      29,171    39%         4,896    10%
Other revenues                                 7,344       4%       7,232    10%         7,201    14%
                                          ----------  ------   ----------  ----     ----------  ----
     Total revenues                       $  170,140     100%  $   74,000   100%    $   49,406   100%
                                          ==========  ======   ==========  ====     ==========  ====

PCS ARPU (including roaming) (1)          $       83           $       75           $      64
PCS ARPU (excluding roaming) (1)                  56                   51                  55


---------------

(1) ARPU, average revenue per unit, is an industry term that measures total PCS service revenues per month from our subscribers divided by the average number of digital subscriber units for that month. ARPU, including roaming, is ARPU with Sprint PCS roaming and non-Sprint PCS roaming. ARPU excluding roaming excludes Sprint PCS roaming and non-Sprint PCS roaming.

Year  Ended December 31, 2001, Compared to Year Ended December 31, 2000

Operating Revenues

Landline telephone services

                                                     2001         2000        $ change     % change
                                                 -----------  -----------  ------------  ----------
                                                                (Dollars in thousands)
Basic local, long-distance and other landline..  $    19,587  $    20,320  $       (733)         (4%)
Network access.................................       20,198       17,276         2,922           17%


     Basic local and long-distance service revenue was relatively flat to the comparable prior year period. The increase in network access revenues was a result of increased usage on our network.


Wireless Personal Communications Services


                                                     2001         2000        $ change     % change
                                                 -----------  -----------  ------------  ----------
                                                                (Dollars in thousands)
PCS service revenues...........................  $   115,906  $    26,110  $     89,796         344%
PCS equipment revenues.........................        7,105        3,061         4,044         132%


     The growth in service revenues is primarily the result of the growth in our customer base as well as an increase in roaming revenue. Subscriber revenues increased $59.7 million for the year ended December 31, 2001. We managed approximately 194,100 customers at December 31, 2001, compared to approximately 66,400 at December 31, 2000. We believe our customer base has grown because we have launched additional markets and increased our sales force.

     Roaming revenues increased by $30.1 million primarily as a result of our continued build out of our network. We expect continued volume increases in Sprint PCS roaming revenues as we complete the remainder of our network build-out.

     PCS ARPU excluding roaming increased in 2001 to $56 from $51 in 2000, primarily as a result of increased minutes of use by our customers. As our customers exceed their allotted plan minutes, they incur additional charges for their usage. ARPU including roaming increased from $75 to $83 for the year ended December 31, 2000, and December 31, 2001, respectively. This increase primarily resulted from the continued build out of our network, including highways covering northwest Ohio, northern Indiana and Pennsylvania.

     On April 27, 2001, Sprint PCS and its affiliates announced an agreement on a new Sprint PCS roaming rate; the receivable and payable roaming rate decreased from $0.20 per minute to $0.15 per minute effective June 1, 2001, and decreased further to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate will be changed to $0.10 per minute in 2002. After 2002, the rate will be changed to "a fair and reasonable return," which has not yet been determined. This decrease in the rate will reduce our revenue and expense per minute, but we anticipate this rate reduction will be offset by volume increases from continued build-out of our network and subscriber growth, resulting in greater overall roaming revenue and expense in the future.

     PCS equipment revenues consist of handsets and accessories sold to customers through Horizon PCS' stores and through its direct sales force. The increase in equipment revenues is the result of our increase in the number of handsets sold by Horizon PCS stores and direct sales force, somewhat offset by a lower sales price per unit.

Other Revenues


                                                    2001         2000        $ change     % change
                                                 -----------  -----------  ------------  ----------
                                                                (Dollars in thousands)
Internet access services.......................  $     3,131  $     3,625    $   (494)        (14%)
Equipment systems, information services and
  other revenues...............................        4,213        3,607         606          17%


     Other revenues were essentially flat from year end 2000 to 2001, increasing by approximately $100,000. Other revenues were impacted by increased VDSL revenue as we continue to build our customer base, offset by decreased revenues from our bright.net Internet services. Our Internet access services saw a decrease in customers during 2001, resulting in lower overall revenues.

Operating Expenses

     Cost of goods sold. Cost of goods sold primarily includes the costs of handsets and accessories sold to customers. Cost of goods sold also includes, to a lesser extent, the cost of business system sales incurred by Chillicothe Telephone. Cost of goods sold for the year ended December 31, 2001, was $15.6 million, compared to $10.5 million for the year ended December 31, 2000, an increase of $5.1 million. The increase in the cost of goods sold is the result of the growth in our wireless customers (approximately 66,400 customers at December 31, 2000 compared to approximately 194,100 at December 31, 2001), partially offset by the decreasing per unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Cost of service. Cost of service for Chillicothe Telephone and Horizon Technology includes the support, switching, access and circuitry expenses utilized for maintaining telephone service. Cost of service also includes expenses related to the startup and installation of Chillicothe Telephone's VDSL service. Cost of service for Horizon PCS includes costs associated with operating its network, including site rent, utilities, maintenance, engineering personnel and other expenses related to operations. Cost of service also includes interconnection expenses, customer care, Sprint charges, Sprint PCS roaming fees and non-Sprint roaming fees. Horizon PCS pays Sprint PCS roaming fees when Horizon PCS' customers use Sprint PCS' network outside of our territory. Horizon PCS pays non-Sprint PCS roaming fees to other wireless service providers when our customers use their networks.

     Also included in cost of service are costs incurred under Horizon PCS' network services agreement with the Alliances. In the third quarter of 2001, Horizon PCS negotiated an amendment to its agreement with the Alliances and a related amendment to its Sprint PCS agreements. Under the Alliances amendment, Horizon PCS is obligated to pay a minimum monthly fee for a stated minimum period. Horizon PCS expects to incur lower overall fees under this new arrangement at expected usage levels as compared to the previous agreement that was based on a per minute fee. The Alliances are also obligated to upgrade their networks to provide 3G technology. In connection with this amendment, the Alliances have agreed with Sprint PCS to modify their networks to cause Sprint PCS to be in compliance with the FCC's construction requirements for PCS networks. Horizon PCS will be responsible for completion of the network modifications if the Alliances fail to comply.

     Cost of service for the year ended December 31, 2001 was $115.2 million, compared to $41.5 million for the year ended December 31, 2000, an increase of $73.7 million. Chillicothe Telephone's cost of service increased $1.2 million during the year ended December 31, 2001, compared to the year ended December 31, 2000. This increase was a result of increased costs related to the build-out of the VDSL network and upgrading the landline network to fiber optic cable of $1.0 million and additional expenses of $200,000 to upgrade switching and other central office equipment.

     Horizon PCS' increase of $72.5 million, reflects the increase in roaming fees of $29.9 million and an increase in costs incurred under our network services agreement with the Alliances of $12.4 million, both as a result of our subscriber growth during 2001. Additionally, cost of service in 2001 was higher than 2000 due to the increase in network operations, including tower lease expense, circuit costs and payroll expense, of $17.6 million, increased customer care, activations and billing expense of $9.6 million, as a result of customer growth and the increase in other variable expenses, including switching and national platform expenses, of $3.0 million.

     Selling and marketing expenses. Selling and marketing expenses consist of costs associated with operating Horizon PCS' 38 retail stores including marketing, advertising, payroll and sales commissions. Selling and marketing expense also includes salaries and commissions paid to our sales representatives and sales support personnel, commissions paid to national and local third party distribution channels and subsidies on handsets sold by third parties for which we do not record revenue, and expenses related to Chillicothe Telephone and Horizon Technology marketing and advertising programs.

     Selling and marketing expenses rose to $50.5 million for the year ended December 31, 2001, compared to $19.6 million for the year ended December 31, 2000, an increase of $30.9 million. Horizon PCS' increase was $31.0 million, while Chillicothe Telephone and Horizon Technology were essentially flat.

     Horizon PCS' increase reflects the increase in the costs of operating 38 retail stores, 22 of which were launched during 2001. The costs include marketing and advertising in our sales territory of $17.6 million, the increase in subsidies on handsets sold by third parties of $10.1 million and the increase in commissions paid to third parties of $3.3 million. We expect selling and marketing expense to increase in the aggregate as we expand our coverage, launch additional stores and add customers.

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

     General and administrative expenses rose by $17.4 million to $43.0 million for the year ended December 31, 2001, compared to the year ended December 31, 2000. Horizon PCS' increase was $15.9 million which reflects an increase in the provision of doubtful accounts of $5.0 million, an increase in the Sprint PCS management fee of $4.6 million (as a result of higher subscriber revenues in 2001), increased professional fees, including non-recurring costs related to pursuing strategic business alternatives of $1.3 million, increased headcount and professional services at Horizon Services, needed to support Horizon PCS' growth, of $1.8 million, and other general expenses, including property and franchise taxes, of $3.2 million. Chillicothe Telephone, Horizon Services and Horizon Technology saw an increase of $1.5 million related to an increase in billing support services, information technology and Horizon Technology's administrative services.

     Non-cash compensation expense. For the years ended December 31, 2001 and 2000, we recorded stock-based compensation expense of approximately $1.1 million and $853,000, respectively. This compensation expense includes the amortization of the value of stock options granted in 2000 and 1999 and approximately $725,000 of expense recorded in connection with Horizon PCS' distribution of its shares of Horizon Telcom stock to Horizon PCS employees as a bonus in 2001 and $179,000 recorded in 2000 related to a bonus distribution of Horizon Telcom stock to Horizon Telcom employees. All of the 2001 compensation expense represents general and administrative expense. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for the Company's stock options. The annual non-cash compensation expense expected to be recognized for these stock options is approximately $413,000 in 2002, $389,000 in 2003, $193,000 in 2004, and $71,000 in 2005.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by $13.0 million to a total of $26.1 million in 2001. The increase reflects the continuing construction of our network as we funded approximately $116.6 million of PCS-related capital expenditures during 2001, as well as an additional $16.0 million capital additions for VDSL and other landline telephone services. In addition, because our acquisition of Bright PCS was accounted for as a purchase transaction, amortization has increased as a result of amortizing the intangible assets. Goodwill amortization will cease as of December 31, 2001 with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142. See "Recent Accounting Pronouncements" below.

     Amortization expense also includes amortization of an intangible asset recorded in September 2000 related to the new markets granted to us by Sprint PCS. We agreed to grant warrants to purchase shares of Horizon PCS' common stock to Sprint PCS in exchange for the right to provide service in additional markets. The warrants will be issued to Sprint PCS at the earlier of an initial public offering of Horizon PCS' common stock or July 31, 2003. The intangible asset is being amortized over the remaining term of the Sprint PCS management agreement, resulting in $752,000 of amortization expense per year. Amortization expense related to this intangible asset was approximately $752,000 and $188,000 for the years ended December 31, 2001 and 2000, respectively.

     Interest expense, net. Interest expense for the year ended December 31, 2001, was $29.6 million, compared to $12.2 million in 2000. The increase in interest expense is the result of our additional debt outstanding during the year ended December 31, 2001, compared to 2000.

     Interest expense on Chillicothe Telephone's line of credit and term loans was $2.4 million during 2001. Additional draws on Chillicothe Telephone's line of credit during 2001 is reflected in the increase in interest expense of $700,000 compared to 2000. Chillicothe Telephone's line of credit accrues interest on the outstanding balance at a fluctuating rate tied to the LIBOR rate (3.63% at December 31, 2001, based on LIBOR plus 155 basis points) and is due and payable monthly. The outstanding balance on the line of credit at December 31, 2001, was $19.2 million compared to $12.8 million at December 31, 2000. At December 31, 2001, the balance on Chillicothe Telephone's term loans was $20.0 million including current maturities and the weighted average rate was 6.66%.

     Interest on the outstanding balance of Horizon PCS' secured credit facility accrues at LIBOR plus a specified margin. On June 29, 2001, Horizon PCS agreed to several changes in the secured credit facility including a 25 basis point increase in the annual interest rate. At December 31, 2001, the interest rate on Horizon PCS' secured credit facility was approximately 6.16%. Interest expense on the secured credit facility was $4.8 million and $1.2 million during 2001 and 2000 respectively.

     Horizon PCS is required, and expects, to borrow an additional $105.0 million by March 26, 2002, under the terms of the secured credit facility. The interest rate on the tranche that must be drawn by March 26, 2002, will be LIBOR plus 375 basis points (5.66% at December 31, 2001).

     Horizon PCS accrues interest at a rate of 14.00% per annum on its discount notes through October 1, 2005, and will pay interest semi-annually in cash thereafter. Unaccreted interest expense on the discount notes was $135.9 million at December 31, 2001. Interest expense on the discount notes was $23.8 million and $5.1 million during 2001 and 2000, respectively.

     On June 15, 2002, Horizon PCS will begin making semi-annual interest payments on its senior notes issued in December 2001 at an annual rate of 13.75%. Interest expense on the senior notes was $1.5 million during 2001.

     Interest expense also includes approximately $1.1 million and $1.0 million in 2001 and 2000, respectively, of amortization from the deferred financing fees related to our secured credit facility, our discount notes and our senior notes. Also contributing to the increase in interest expense during 2001 was $2.8 million in commitment fees we paid on the unused portion of our secured credit facility.

     The increase in interest expense as a result of our additional indebtedness was somewhat offset by capitalized interest related to our network build-out. Capitalized interest during 2001 and 2000 was $6.8 million and $1.7 million, respectively. We expect our interest expense to increase in the future as we borrow under our secured credit facility to fund our network build-out and operating losses.

     Subsidiary preferred stock dividends. Horizon PCS' convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually, commencing April 30, 2001. On May 1, 2001 we issued an additional 1,163,051 shares of preferred stock in payment of the stock dividend through April 30, 2001. On November 1, 2001, we issued 1,021,882 shares of preferred stock in payment of the stock dividend through October 31, 2001.

     Interest income and other, net. Interest income and other in 2001 was $3.9 million and consisted primarily of interest income, offset by a loss on disposal of Horizon PCS' assets. Interest income was generated from the short-term investment of cash proceeds from Horizon PCS' private equity sales, discount notes and drawings under the secured credit facility, all completed on September 26, 2000. Additionally, in conjunction with Horizon PCS' offering of $175.0 million in senior notes in December 2001, Horizon PCS was required to escrow approximately $48.7 million of the proceeds (in an interest-bearing account) for the first four interest payments due under the notes' terms. Horizon PCS recorded $69,000 of interest income on the escrow funds.

     During 2001, Horizon PCS incurred a loss of approximately $1.3 million related to the upgrade of network equipment to 3G technology. The loss represents the net book value of the assets disposed of, less proceeds received for the equipment. We expect to incur additional expenses in 2002 as we continue to upgrade our network.

     Income tax (expense) benefit. We recorded an income tax expense from continuing operations of approximately $1.8 million for the year ended December 31, 2001. Before September 26, 2000, Horizon PCS was included in the consolidated Federal income tax return of Horizon Telcom. Horizon PCS provided for Federal income taxes on a pro-rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of the convertible preferred stock on September 26, 2000, Horizon PCS will not be able to participate in the tax-sharing agreement nor will Horizon Telcom be able to recognize any net operating loss benefits from Horizon PCS. Thus, Horizon PCS has filed a separate Federal income tax return for the short period after deconsolidation through December 31, 2000, and will file a separate return for all subsequent periods. We expect to continue to record income tax expense as a result of this tax deconsolidation, because the remaining members of the consolidated group generate net taxable income.

   Minority interest in loss. As part of the acquisition of Bright Personal Communication Services, LLC (Bright PCS), the former members of Bright PCS have approximately an 8% ownership in Horizon PCS, excluding the impact of the possible conversion of convertible preferred stock and exercise of options and warrants. Horizon Telcom accounts for this ownership by recording the portion of net income (loss) attributable to the minority shareholders as minority interest in earnings (loss) in the accompanying consolidated statement of operations. For the year ended December 31, 2001, approximately $1.0 million of the net loss for the year was allocated to the minority interest, reducing the minority interest balance to zero. There will not be any further allocations to minority interests until such time as Horizon PCS becomes profitable and any unallocated losses to minority interests are offset with income in future periods.

     Loss before extraordinary items. Our loss before extraordinary items for the year ended December 31, 2001 was $118.8 million compared to $44.2 million for the year ended December 31, 2000. The increase in our loss reflects the continued expenses related to launching Horizon PCS' markets and building our PCS customer base.

     Extraordinary loss. As a result of the September 26, 2000, financings, Horizon PCS retired long-term debt payable to financial institutions. As a result of the debt extinguishment, we expensed the unamortized portion of the related financing costs, as well as fees associated with the debt extinguishments. These fees and expenses amounted to $748,000 and are shown on the statement of operations net of a tax benefit of $262,000.

     Other comprehensive income (loss). During 2001, the Company recorded an unrealized gain, net of associated tax, of $2.2 million on its investment in marketable securities classified as available-for-sale. This gain reflects the increased market value at December 31, 2001, which exceeded its cost. This investment can fluctuate in value.

     In the first quarter of 2001, Horizon PCS entered into a two-year interest rate swap effectively fixing $25.0 million of our term loan borrowed under the secured credit facility at a rate of 9.4%. In the third quarter of 2001, Horizon PCS entered into another two-year interest rate swap effectively fixing the remaining $25.0 million of our term loan borrowed under the secured credit facility at 7.65%. A loss of approximately $838,000 was recorded in other comprehensive income (loss) during the year ended December 31, 2001. The Company also recognized a loss in the consolidated statement of operations of approximately $176,000 during 2001 related to the ineffectiveness of the hedge. Other comprehensive income may fluctuate based on changes in the fair value of the swap instrument.

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

Operating Revenues

Landline telephone services

                                                     2000         1999        $ change     % change
                                                 -----------  -----------  ------------  ----------
                                                                (Dollars in thousands)
Basic local, long-distance and other landline..  $    20,320  $    19,800     $    520           3%
Network access.................................       17,276       17,509         (233)         (1%)

     Landline telephone services were essentially flat to the comparable prior year period.

Wireless Personal Communications Services


                                                     2000         1999        $ change     % change
                                                 -----------  -----------  ------------  ----------
                                                                (Dollars in thousands)

PCS service revenues...........................  $    26,110  $     4,295  $     21,815       508%
PCS equipment revenues.........................        3,061          600         2,461       410%


     The growth in service revenues is the result of the growth in our customer base as well as an increase in travel revenue. Subscriber revenues increased $14.0 million for the year ended 2000. We managed approximately 66,400 customers at December 31, 2000, compared to approximately 13,700 at December 31, 1999. We believe our customer base has grown because we have launched additional markets and increased our sales force.

     Roaming revenues increased $7.8 million in 2000 compared to 1999. This increase primarily resulted from the launch of portions of our network covering two heavily traveled interstate highways in western Virginia in the fourth quarter of 1999, as well as our launch of our northwest Ohio and northern Indiana markets in the fourth quarter of 2000. We expect continued increases in Sprint PCS roaming revenues attributable to volume as we complete the remainder of our network build-out, including completing other portions of our network covering additional heavily traveled highways. These volume-based increases in roaming revenues may be offset in large measure over the next two years by the expected reduction in the per minute Sprint PCS roaming rate.

     PCS ARPU excluding roaming decreased from the year ended December 31, 1999, to the year ended December 31, 2000, primarily as a result of the change in the mix of the packages our subscribers have selected. During 2000, our subscribers selected packages with lower monthly recurring charges made available to our subscribers as a result of our seasonal promotions. The decrease caused by the change in the mix of packages was partially offset by the increase in the charges to our subscribers for minute sensitive usage (long distance and overage) and the growth in our Sprint PCS roaming revenues. PCS ARPU including roaming increased in the year ended December 31, 2000 as compared to the same period in 1999, as a result of the increase in roaming revenue from customers other than our own on our network. We expect PCS ARPU including roaming to decrease due to the reduction in the Sprint PCS roaming rate.

     PCS equipment revenues consist of handsets and accessories sold to customers. The increase in equipment revenues is the result of our increase in customers.

Other Revenues

                                                     2000         1999        $ change     % change
                                                 -----------  -----------  ------------  ----------
                                                                (Dollars in thousands)
Internet access services.......................  $     3,625  $     3,136  $        489          16%
Equipment systems, information services and
  other revenues...............................        3,607        4,066          (459)        (11%)



     Internet access services increased from $3.1 million in 1999 to $3.6 million in 2000, an increase of $500,000 or 16%. The number of bright.net customers increased during 2000, accounting for the increase in revenue.

     Other revenue at Chillicothe Telephone decreased as business systems sales decreased due to four large account sales in 1999 that did not recur in 2000. In addition, Chillicothe Telephone's maintenance contract revenue decreased by approximately $100,000.

Operating Expenses

     Cost of goods sold. Cost of goods sold for the year ended December 31, 2000, was $10.5 million compared to $3.5 million for the year ended December 31, 1999, an increase of $7.0 million. The increase in the cost of goods sold is the result of the growth in our wireless customers, partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Chillicothe Telephone experienced reduced revenue for business system sales, resulting in a lower cost of goods sold. This resulted in a reduction to cost of goods sold in 2000 of approximately $400,000. The increase in PCS handset cost of goods sold accounted for $7.4 million of the total cost of goods sold increase. This was partially offset by the reduction in cost of goods sold for the Chillicothe Telephone business system sales.

     Cost of service. Cost of service for the year ended December 31, 2000, was $41.5 million, compared to $18.5 million for the year ended December 31, 1999, an increase of $23.0 million. Chillicothe Telephone's and Horizon Technology's cost of service increased $3.7 million from the year ended December 31, 1999 to the year ended December 31, 2000. This was a result of increased telephone and network costs of $700,000, additional expenses at Horizon Technology related to startup services for its consulting business, including Web design, of $600,000, VDSL expenses of $800,000 resulting from the installation and startup of the VDSL product, $500,000 from increased access line fees for bright.net Internet service, and other miscellaneous expenses, including operator service fees, maintenance and labor, regular telephone installation, and other expenses, which increased in the aggregate by $1.1 million for the year ended 2000.

     Horizon PCS' increase of $19.3 million reflects the increase in roaming fees of $5.8 million, an increase in costs incurred under our network services agreement with the Alliances of $6.7 million, additional costs for rent expense for the additional towers leased of $1.5 million, additional customer care support of $2.7 million and network operational and payroll expenses of $2.6 million.

     Selling and marketing expenses. Selling and marketing expenses rose to $19.6 million for the year ended December 31, 2000, compared to $5.6 million for 1999, an increase of $14.0 million. Of the increase, $14.5 million was related to Horizon PCS, while Chillicothe Telephone and Horizon Technology decreased by $500,000. The $500,000 decrease relates primarily to lower advertising incurred during 2000.

     Horizon PCS' increase in selling and marketing of $14.5 million reflects the increase in the costs of operating our 16 retail stores of $7.7 million, the increase in subsidies on handsets sold by third parties of $4.0 million, and the increase in commissions paid to third parties of $2.8 million.

     General and administrative expenses. General and administrative expenses rose by $8.8 million to $25.6 million for the year ended December 31, 2000, compared to the year ended December 31, 1999. Horizon PCS' increase was $8.6 million. This increase reflects the 8% fee paid to Sprint PCS on our increased collected service revenues of $1.2 million, increased headcount and professional services at Horizon Services needed to support our growth of $3.6 million, increased building and maintenance expenses of $1.4 million, consulting, legal and bank fees of $900,000, an increase in the provision for doubtful accounts of $1.0 million, and increased other general expenses of $500,000. The remaining $200,000 increase from Chillicothe Telephone reflects increased consulting and general and administrative expenses.

     Non-cash compensation expense. For the years ended December 31, 2000 and 1999, we recorded stock-based compensation expense of $674,000 and $2,700, respectively, for the amortization of the value of stock options granted in 2000 and 1999 and approximately $179,000 of expense recorded in conjunction with the distribution of Horizon Telcom stock to its employees as a bonus in 2000. Approximately $100,000 of this expense in 2000 was related to cost of services and the remainder represents general and administrative expense. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period of the stock options.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by $3.5 million to a total of $13.1 million in 2000. The increase reflects the continuing construction of our PCS network as well as capital additions for VDSL and other telephone services. Because our acquisition of Bright PCS was accounted for as a purchase transaction, amortization will increase as a result of amortizing the related goodwill and intangible assets.

     At September 30, 2000, Horizon PCS recorded an intangible asset of $13.4 million for the value of warrants we agreed to grant to Sprint in exchange for the right to provide service in additional markets. This intangible asset will be amortized over the remaining term of the Sprint PCS management agreement, resulting in $752,000 of amortization expense per year. Amortization expense related to the intangible asset was approximately $188,000 for the year ended December 31, 2000.

     Interest  expense,  net.  Aggregate  interest  expense  for the year  ended
December 31, 2000 was $12.2 million, compared to $3.6 million in 1999. The increase in interest expense is the result of our additional debt outstanding during the year ended December 31, 2000, compared to the same period in 1999. We expect our interest expense to increase in the future as we borrow under our senior credit facility to fund our network build out and operating losses.

     Chillicothe Telephone's line of credit resulted in additional interest expense of $100,000 in 2000. Chillicothe Telephone's line of credit accrues interest on the outstanding balance at a fluctuating rate tied to the LIBOR rate (8.3% as of December 31, 2000) and is due and payable monthly. The outstanding balance at December 31, 2000, was $12.8 million.

     Horizon PCS incurred approximately $2.0 million of interest expense from the secured credit facility entered into in September 2000. Interest on the Horizon PCS secured credit facility accrues at LIBOR plus a specified margin (the rate was approximately 10.6% at December 31, 2000). Horizon PCS accrues interest at a rate of 14% per annum on our discount notes through October 1, 2005, and will pay interest semi-annually in cash thereafter. Non-cash interest expense also included the amortized amount of deferred financing fees related to the Horizon PCS secured credit facility, the Horizon PCS discount notes and the accretion of the discount related to the Horizon PCS discount notes. Total non-cash interest expense for the year ended December 31, 2000, was $6.5 million compared to $4,700 for the same period in 1999. In addition, the $13.0 million short-term convertible note issued to obtain funds used to purchase common stock of Horizon Telcom resulted in an increase in interest expense of $1.1 million.
This convertible note was converted into Horizon PCS preferred stock in September 2000.

     Subsidiary preferred stock dividend. Horizon PCS convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing April 30. For the year ended December 31, 2000, we recorded the accrual of a stock dividend payable in additional convertible preferred stock of $2.8 million.

     Interest income and other, net. Interest income and other in 2000 was $4.7 million and consisted primarily of interest income of approximately $4.4 million and other miscellaneous income of approximately $300,000. Interest income was generated from cash proceeds from Horizon PCS' private equity sales, discount notes and drawings under Horizon PCS' secured credit facility, all completed on September 26, 2000. In 2000, the proceeds were invested in short-term accounts waiting to be deployed. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower daily interest income in the future.

     During 1999, in connection with entering the network services agreement with the Alliances, we sold certain PCS ancillary and base station equipment to the Alliances. The sale resulted in a gain of approximately $1.4 million, representing the excess of cash proceeds over the historical net book value of the assets sold.

     Income tax benefit. We recorded an income tax benefit from continuing operations of approximately $900,000 for the year. This benefit was primarily the result of the Company's net operating loss offset by our recognition of an excess loss account related to the deconsolidation of Horizon PCS from the Horizon Telcom affiliated group and an increase in the valuation allowance. A valuation allowance of $2.6 million was recorded in 2000 to the extent that Horizon PCS' deferred tax assets exceeded its deferred tax liabilities at December 31, 2000.

     In connection with Horizon PCS' acquisition of Bright PCS, a tax of $3.7 million was generated based on the excess of the fair value of the Company's stock over Horizon PCS' cost basis in the stock. The tax on the exchange of the stock was charged directly to equity and not recorded as income tax expense.

     We generated a tax of $4.6 million on a stock dividend of 10% of Horizon Telcom stock held by Horizon PCS to Horizon Telcom. The tax on the stock dividend was charged directly to equity and not recorded as an income tax expense.

     Minority interest in loss. As part of the acquisition of Bright Personal Communication Services, LLC (Bright PCS), the former members of Bright PCS have approximately an 8% ownership in Horizon PCS, excluding the impact of the possible conversion of convertible preferred stock and the exercise of options and warrants. Horizon Telcom accounts for this ownership by recording the portion of net income (loss) attributable to the minority shareholders as minority interest in earnings (loss) in the accompanying consolidated statement of operations. For the year ended December 31, 2000, approximately $2.3 million of the net loss for the year was allocated to the minority interest. As of December 31, 2000, the minority interest in Horizon PCS in the consolidated balance sheet was approximately $900,000. Horizon Telcom will continue to allocate a portion of net losses to minority interest until it is reduced to zero. There would be no further allocations to minority interests until such time as Horizon PCS becomes profitable and any unallocated losses to minority interests are offset with income in future periods.

     Loss before extraordinary items. Our loss before extraordinary items for the year ended December 31, 2000, was $44.2 million compared to $4.5 million for the year ended December 31, 1999. The increase in our loss reflects the continued expenses related to launching Horizon PCS' markets and building our customer base.

     Extraordinary loss. As a result of the September 26, 2000, financings described earlier, we retired long-term debt payable to financial institutions. As a result of this debt extinguishment, we expensed the unamortized portion of the related financing costs as well as fees associated with the debt extinguishments. These fees and expenses amounted to $748,000 and are shown on the statement of operations net of a tax benefit of $262,000.

Liquidity and Capital Resources

     In 1996, Horizon Telcom was formed as part of a reorganization of Chillicothe Telephone and several of its affiliates. Since that time, Horizon Telcom has met its needs for capital primarily by borrowing, by selling selected businesses and assets, and by funds generated from operations. In 2000, Horizon Telcom also formed Horizon PCS, to which it transferred its subsidiary Horizon Personal Communications. In June 2000, Horizon PCS acquired the remaining 74% of Bright PCS. Horizon PCS also entered into several major financing transactions in September 2000 and December 2001.

     On September 26, 2000, an investor group led by Apollo Management purchased $126.5 million of Horizon PCS' convertible preferred stock in a private placement. Concurrent with the closing, the holder of Horizon PCS' $14.1 million short-term convertible note (including accrued interest of $1.1 million) converted the note into the same convertible preferred stock purchased by the investor group.

     On September 26, 2000, Horizon PCS received $149.7 million from the issuance of $295.0 million of senior discount notes due October 1, 2010 (the "discount notes"). The discount notes accrete in value until October 1, 2005, at a rate of 14.00% compounded semi-annually. The discount notes do not require us to pay cash interest until the fifth year after they are issued, at which point we will pay semi-annual interest until maturity. The discount notes are general unsecured obligations and are guaranteed by our existing and future domestic restricted subsidiaries. The guarantees are senior subordinated obligations of our existing and future domestic restricted subsidiaries. The rights of the holders of our discount notes to receive payments pursuant to the guarantees are subordinated in right of payment to the holders of our existing and future senior indebtedness, including our $250.0 million secured credit facility described below.

     Also on September 26, 2000, Horizon PCS received $50.0 million as part of a $225.0 million secured credit facility with a bank group led by First Union National Bank. The borrowing capacity of the secured credit facility was increased to $250.0 million in November 2000. The secured credit facility consists of the following two loans:

     o a $155.0 million term loan, available in a $50.0 million tranche and a $105.0 million tranche, under which we may borrow to finance (i) the direct cost of the construction and operation of a regional digital wireless telecommunications network on the Sprint PCS system; (ii) transaction costs and expenses; and (iii) working capital and other general corporate purposes; and

     o a $95.0 million revolving credit facility, the proceeds of which may be used to fund working capital.

     The $50.0 million tranche was drawn on September 26, 2000, and had an interest rate of 6.16% at December 31, 2001. As required, we drew the remaining $105.0 million tranche in March, 2002. The interest rate on the $105.0 million tranche, which had not been drawn as of December 31, 2001, was 5.66% at December 31, 2001.

     On June 29, 2001, and December 7, 2001, Horizon PCS amended its secured credit facility with the bank group. These modifications amended and restated certain financial covenants, including EBITDA (earnings before interest, taxes, depreciation and amortization) and revenue thresholds and imposed limitations on capital expenditures. The June 2001 amendment also increased the base interest rate by 25 basis points to LIBOR plus 375 to 425 basis points.

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. Horizon PCS complied with these covenants at December 31, 2001. There is a likelihood, however, that it will not meet the covenant for EBITDA for the first quarter of 2002. Although financial results for the end of the first quarter are not final, subscriber information to date indicates significantly higher than expected gross and net additions to Horizon PCS subscribers for the quarter. Although Horizon PCS ultimately benefits from the revenues generated by new subscribers, Horizon PCS incurs one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect Horizon PCS' EBITDA in the short-term during the period of the addition of new subscribers which could lead to non-compliance with the EBITDA covenant for the first quarter of 2002.

     We have initiated discussions with the lead bank in our lending group concerning a possible non-compliance with the covenant. After quarter-end, if the financial statements show a non-compliance, we intend to immediately enter into negotiations with the bank group to obtain a waiver of the non-compliance and amendments to the covenants.

     The failure to comply with the covenant would be an event of default under our secured credit facility, and would give the lenders the right to pursue remedies. These remedies could include acceleration of amounts due under the facility. If the lender elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures for our senior notes and discount notes. If we fail to comply with the covenant, one option available to us would be to prepay the indebtedness under the secured credit facility, together with prepayment fees. If we prepaid the facility prior to acceleration, we would avoid default under the indentures for our senior notes and discount notes. In the event of such a prepayment, we believe that we could obtain replacement financing to the extent necessary to fund our business plan. There can be no assurance, however, that we could obtain adequate or timely replacement financing on acceptable terms or at all.

     On December 7, 2001, Horizon PCS received $175.0 million from the issuance of unsecured senior notes (the "senior notes") due on June 15, 2011. Interest is paid semi-annually on June 15 and December 15 at 13.75% annually, with interest payments commencing June 15, 2002. Approximately $48.7 million of the offering's proceeds were placed in an escrow account to fund the first four semi-annual interest payments.

     During the year ended December 31, 2000, Horizon PCS borrowed $13.0 million in the form of a short-term convertible note to purchase 19.78% of the outstanding capital stock of Horizon Telcom. The $14.1 million total of principal and accrued interest on this note was converted into 2.6 million shares of convertible preferred stock on September 26, 2000. In May 2000, Horizon PCS exchanged 31,912 shares of Horizon Telcom common stock, which Horizon PCS acquired in February 2000, along with 4.7 million newly issued shares of Horizon PCS class B common stock, for the remaining 74% ownership interest in Bright PCS which Horizon PCS did not previously own.

     The following table summarizes contractual principal maturities of long-term debt outstanding (which is recorded net of unaccreted interest on the balance sheet) and minimum payments required under operating leases and other long-term commitments as of December 31, 2001:

                       Long-Term
                       Debt and                         Alliances
                        Current        Operating         Network
Year                  Maturities        Leases          Agreement          Total
----               ---------------  -------------   ---------------  -------------
2002................$..2,000,000  $  15,031,000    $   27,400,000  $    44,431,000
2003...................2,000,000     14,177,000        38,600,000       54,777,000
2004...................2,375,000     12,689,000                --       15,064,000
2005...................2,500,000      9,389,000                --       11,889,000
2006.....................500,000      4,891,000                --        5,391,000
Thereafter...........530,625,000      9,102,000                --      539,727,000
                     -----------      ---------   ---------------  ---------------
   Total...........$.540,000,000  $ .65,279,000    $   66,000,000  $   671,279,000
                   =============   =============  ===============  ===============

     At December 31, 2001, we had cash and cash equivalents of $127.2 million and working capital of $100.8 million. At December 31, 2000, we had cash and cash equivalents of $192.0 million and working capital of $153.3 million. The decrease in cash and cash equivalents of $64.8 million is attributable to funding our loss from continuing operations of $118.8 million (this loss also includes certain non-cash charges) and funding our capital expenditures of $132.5 million for the year ended December 31, 2001.

     Net cash used in operating activities was $56.8 million for the year ended December 31, 2001. This reflects the continuing use of cash for our operations to build our Horizon PCS customer base, including but not limited to providing service in our markets and the costs of acquiring a new customer. For the years ended December 31, 2001 and 2000, our cost per gross additional customer was approximately $339 and $373, respectively. The net loss of $118.8 million was partially offset by various noncash charges, including depreciation, and noncash interest.

     Net cash used in investing activities was $178.3 million for the year ended December 31, 2001, reflecting the continuing build-out of the Horizon PCS network as well as the deployment of capital necessary to offer VDSL service. At December 31, 2001, we operated approximately 604 cell sites in our PCS network. This represents an addition of approximately 301 sites during 2001. In addition to the sites, we have increased the number of switching stations in our territory and have increased our number of retail stores from 16 at the end of 2000 to 38 at December 31, 2001. We will incur additional capital expenditures as we complete the build-out of our networks, including the launch of additional PCS retail stores, completing additional cell sites and expanding capacity at our switches as needed. The investment of restricted cash of $48.7 million relates to the escrow funds required by the terms of the senior notes discussed above.

     Net cash provided by financing activities for the year ended December 31, 2001, was $170.2 million consisting primarily of the $175.0 million raised in the December 2001 senior notes offering and $6.4 million of additional borrowings under Chillicothe Telephone's line of credit, offset by $2.0 million of payments on Chillicothe Telephone's senior notes and dividends paid of $1.8 million. In addition, Horizon PCS paid approximately $7.4 million of financing fees related to both their senior notes offering and the amendments to the secured credit facility on June 29, 2001, and December 7, 2001.

     From January 1, 2002, to December 31, 2002, we anticipate that our funding needs requirements will be approximately $155.0 million, of which approximately $70 million to $85 million will be used for capital expenditures; the remainder will be utilized primarily to fund working capital, cash interest expense and operating losses. The actual funds required to build-out our PCS network and to fund operating losses, working capital needs and other capital needs may vary materially from these estimates and additional funds may be required because of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks.

     Other future cash expenditures that may require additional borrowings include:

     o expanding the PCS coverage within our existing operating markets or improving call quality with fill-in coverage;

     o opening additional PCS retail stores, beyond our current plan of 50 stores;

     o mergers or acquisitions of other Sprint PCS affiliates or other compatible PCS carriers;

     o the grant to us by Sprint PCS of additional markets under our Sprint PCS agreements; and/or

     o expanding our PCS network, if economically justifiable, by exercising our right to build our own network in our markets which are covered by our network services agreement with the Alliances under the terms of that amended agreement.

     If we are unable to obtain necessary additional funding and we are unable to complete our PCS network build-out, this may result in the termination of Horizon PCS' agreement with Sprint PCS. We will no longer be able to offer Sprint PCS products and services. In this event, Sprint PCS may purchase Horizon PCS' operating assets or capital stock for 72% of the "Entire Business Value" as defined by the Sprint PCS agreements. Also, any delays in our build-out may result in penalties under our Sprint PCS agreement, as amended.

     The Company has significant related party transactions that are described under "ITEM 13. Certain Relationships and Related Transactions."

Regulatory Developments

     See "Local Telephone Services - Regulation of Chillicothe Telephone's Local Exchange Carrier Business" and "Wireless Personal Communications Services - Regulation of the Wireless Telecommunications Industry" under "ITEM 1. Business" for discussions of regulatory developments that could have a future impact on us.

Seasonality

     Our local and long-distance telephone, Internet and data services businesses are not subject to seasonal influences. Our wireless telephone business is subject to seasonality because the wireless industry is heavily dependent on calendar fourth quarter results. Among other things, that industry relies on significantly higher customer additions and handset sales in the calendar fourth quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including:

     o the increasing use of retail distribution, which is more dependent upon the year-end holiday shopping season;

     o    the timing of new product and service announcements and introductions;

     o    competitive pricing pressures; and

     o    aggressive marketing and promotions.

Inflation

     We believe that inflation has not had an adverse effect on our results of operations.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. These statements will be adopted by the Company on January 1, 2002.

     Goodwill amortization will cease as of December 31, 2001, and the Company will be required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indicators arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of December 31, 2001, Horizon PCS has goodwill of approximately $7.2 million net of accumulated expense during 2001. The valuation of this goodwill would be subject to an impairment test at the date of adoption. The Company will complete the first step of the impairment test by June 30, 2002 and, if necessary, will complete the second step by December 31, 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003. The adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No.
142. The Company will adopt SFAS No. 144 on January 1, 2002. The adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

                                  RISK FACTORS

     You should carefully consider the risks described below in evaluating our businesses.

RISKS RELATED TO CHILLICOTHE TELEPHONE, LONG DISTANCE AND INTERNET BUSINESS

     The information set forth under this heading describes risk factors relating to the business of our wholly-owned subsidiaries the Chillicothe Telephone Company, Horizon Technology and Horizon Services. References under this heading to "we," "us" and "our" are to those subsidiaries.

Significant competition in telecommunications services in our markets may cause us to lose customers.

     We face, or will face, significant competition in the markets in which we currently provide local telephone, long distance, data and Internet services. Many of our competitors are substantially larger and have greater financial, technical and marketing resources than we do. In particular, larger competitors have certain advantages over us, which could cause us to lose customers and impede our ability to attract new customers, including:

     o    long-standing   relationships   and  greater  name   recognition  with
          customers;

     o    financial,   technical,   marketing,  personnel  and  other  resources
          substantially greater than ours;

     o    more capital to deploy services; and

     o    potential to lower prices of competitive services.

     These factors place us at a disadvantage when we respond to our competitors' pricing strategies, technological advances and other initiatives. Additionally, our competitors may develop services that are superior to ours or that achieve greater market acceptance.

     We face competition from other current and potential market entrants, including:

     o domestic and international long distance providers seeking to enter, re-enter or expand entry into our local communications marketplace;

     o other domestic and international competitive communications providers, resellers, cable television companies and electric utilities; and

     o    providers of broadband and Internet services.

     A continuing trend toward combinations and strategic alliances in the communications industry could give rise to significant new competitors. This could cause us to lose customers and impede our ability to attract new customers.

We may not be able to successfully integrate new technologies or respond effectively to customer requirements.

     The communications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on us or our industry. Technological developments may reduce the competitiveness of our networks and require unbudgeted upgrades or the procurement of additional products that could be expensive and time consuming. If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers.

If our back office and customer care systems are unable to meet the needs of our customers, we may lose customers.

     Sophisticated back office processes and information management systems are vital to our anticipated growth and our ability to achieve operating efficiencies. We are dependent on third-party vendors for billing, service and customer support systems. We cannot assure you that these systems will perform as expected as we increase our number of customers. If they fail to perform as expected, we could lose customers. The following could prevent our back office and customer care systems from meeting the needs of our customers:

     o failure of third-party vendors to deliver products and services in a timely manner at acceptable costs;

     o    our failure to identify key information and processing needs;

     o    our failure to integrate products or services effectively;

     o    our failure to upgrade systems as necessary; or

     o    our failure to attract and retain qualified systems support personnel.

     Furthermore, as our suppliers revise and upgrade their hardware, software and equipment technology, we could encounter difficulties in integrating this new technology into our business or find that such new hardware, software and technology is not appropriate for our business. In addition, our right to use such hardware, software and technology depends upon license agreements with third party vendors. Vendors may cancel or elect not to renew some of these agreements, which may adversely affect our business.

Because we operate in a heavily regulated industry, changes in regulation could have a significant effect on our revenues and compliance costs.

     We are subject to significant regulation that could change in a manner adverse to us. We operate in a heavily regulated industry, and the majority of our revenues generally have been supported by regulations, including in the form of support for the provision of telephone services in rural areas. Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts, and could be changed by Congress or regulators at any time. In addition, any of the following have the potential to have a significant impact on us:

     Risk of loss or reduction of network access charge revenues. Approximately 12% of the Company's total revenues in 2001 came from network access charges, which are paid to us by intrastate carriers and interstate long distance carriers for originating and terminating calls in the regions we serve. The amount of access charge revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. The FCC continues to reform the federal access charge system. States often mirror these federal rules in establishing intrastate access charges. It is unknown at this time how changes to the FCC's access charge regime will affect us. Federal policies being implemented by the FCC strongly favor access charge reform, and our revenues from this source could be at risk. Regulatory developments of this type could adversely affect our business.

     Risk of loss or reduction of Universal Service Support. We receive Universal Service Support Fund, or USSF, revenues to support the high cost of our operations in rural markets. If Chillicothe Telephone were unable to receive support from the Universal Service Support Fund, or if such support was reduced, Chillicothe Telephone would be unable to operate as profitably as before such reduction.

     In addition, potential competitors generally cannot, under current laws, receive the same universal service support enjoyed by Chillicothe Telephone. Chillicothe Telephone therefore enjoys a significant competitive advantage, which could, however, be removed by regulators at any time. The Telecom Act provides that competitors could obtain the same support as we do if the Public Utilities Commission of Ohio determines that granting such support to competitors would be in the public interest. If such universal service support were to become available to potential competitors, we might not be able to compete as effectively or otherwise continue to operate as profitably in our Chillicothe Telephone markets. Any shift in universal service regulation could, therefore, have an adverse effect on our business.

     The method for calculating the amount of such support could change in 2002. It is unclear whether the chosen methodology will accurately reflect the costs incurred by Chillicothe Telephone, and whether it will provide for the same amount of universal service support that Chillicothe Telephone enjoyed in the past. The outcome of any of these proceedings or other legislative or regulatory changes could affect the amount of universal service support that we receive, and could have an adverse effect on our business.

     Risk of loss of protected status under interconnection rules. Chillicothe Telephone takes the position that it does not have to comply with the Telecom Act's more burdensome requirements governing the rights of competitors to interconnect to our traditional telephone companies' networks due to our status as a rural telephone company. If state regulators decide that it is in the public's interest to impose these interconnection requirements on us, more competitors could enter our traditional telephone markets than are currently expected and we could incur additional administrative and regulatory expenses as a result of such newly imposed interconnection requirements.

     Risks posed by costs of regulatory compliance. Regulations create significant compliance costs for us. Our subsidiary that provides intrastate services is also generally subject to certification, tariff filing and other ongoing regulatory requirements by state regulators. Challenges to these tariffs by regulators or third parties could cause us to incur substantial legal and administrative expenses.

     Regulatory changes in the telecommunications industry involve uncertainties, and the resolution of these uncertainties could adversely affect our business by facilitating greater competition against us, reducing potential revenues or raising our costs.

     The Telecom Act provides for significant changes in the telecommunications industry, including the local telecommunications and long distance industries. This federal statute and the related regulations remain subject to judicial review and additional rulemakings of the FCC, thus making it difficult to predict what effect the legislation will have on us, our operations and our competitors. Several regulatory and judicial proceedings have recently concluded, are underway or may soon be commenced, that address issues affecting our operations and those of our competitors, which may cause significant changes to our industry. We cannot predict the outcome of these developments, nor can we assure that these changes will not have a material adverse effect on us.

RISKS RELATED TO HORIZON PCS, OUR WIRELESS PERSONAL COMMUNICATIONS SERVICES BUSINESS

     The  information  set forth  under  this  heading  describes  risk  factors
relating  to  the  business  of  our  majority-owned   subsidiary  Horizon  PCS.
References under this heading to "we," "us" and "our" are to Horizon PCS.

We have not had any profitable years in the past five years and we may not achieve or sustain operating profitability or positive cash flow from operating activities.

     At Horizon PCS, we expect to incur significant operating losses and to generate significant negative cash flow from operating activities until 2003 while we continue to construct our network and grow our customer base. We have already incurred a total of approximately $201.3 million in losses through December 31, 2001. Our operating profitability will depend upon many factors, including our ability to market our services, achieve our projected market penetration and manage customer turnover rates. If we do not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, we may not be able to meet our debt service requirements, and Horizon Telcom could lose all or part of its investment in Horizon PCS.

If we fail to complete the build-out of our network, Sprint PCS may terminate the Sprint PCS agreements, and we would no longer be able to offer Sprint PCS products and services from which we generate substantially all our revenues.

     Our long-term affiliation agreements with Sprint PCS, which we refer to as the Sprint PCS agreements, require us to build and operate the portion of the Sprint PCS network located in our territory in accordance with Sprint PCS' technical specifications and coverage requirements. The agreements also require us to provide minimum network coverage to the population within each of the markets which make up our territory by specified dates. Under the terms of our Sprint PCS agreements, we are required to provide additional coverage in specified markets by April 28, 2002.

     We did not launch all of our Bright PCS markets by the date set forth in the Sprint PCS agreements. We were unable to obtain the required backhaul from local exchange carriers by that date, despite using commercially reasonable efforts. We have subsequently obtained the required backhaul services and launched these markets and Sprint PCS agreed in writing that we are in compliance with the build-out requirements in these markets.

     Under our original Sprint PCS agreements, we were required to complete the build-out in several of our markets in Pennsylvania and New York by December 31, 2000. Sprint PCS and HPC agreed to an amendment of the build-out requirements, which extended the dates by which we were to launch coverage in several markets. The amended Sprint PCS agreement provides for monetary penalties to be paid by us if coverage is not launched by these specified contract dates. The amounts of the penalties range from $16,500 to $602,000 for each shortfall depending on the market and length of delay (up to 180 days) in launch, and in some cases, whether the shortfall relates to an initial launch in the market or completion of the remaining build-out. The penalties must be paid in cash, or if both Horizon PCS and Sprint PCS agree, in shares of Horizon PCS capital stock.

     Under the amended Sprint PCS agreement, portions of the New York, Sunbury, Williamsport, Oil City, Dubois, Erie, Meadville, Sharon, Olean, Jamestown, Scranton, State College, Stroudsburg, Allentown and Pottsville markets were required to be completed and launched by October 31, 2001. Although we have launched service in portions of each of these markets, we have not completed all of the build-out requirements. We notified Sprint PCS in November 2001 that it is our position that the reasons for the delay constitute events of "force majeure" as described in the Sprint PCS agreements and that, consequently, no monetary penalties or other remedies would be applicable. The delay has been primarily caused due to delays in obtaining the required backhaul services from local exchange carriers and zoning and other approvals from governmental authorities. On January 30, 2002, Sprint PCS notified us that, as a result of these force majeure events, it does not consider our build-out delay to be a breach of the Sprint PCS agreement. We have agreed to continue to use commercially reasonable efforts to reach build-out completion by either June 30, 2002 (for most of the affected markets) or April 30, 2002 (for a few of these markets).

     We will require additional expenditures of significant funds for the continued development, construction, testing, deployment and operation of our network. These activities are expected to place significant demands on our managerial, operational and financial resources. A failure to meet our build-out requirements for any of our markets, or to meet Sprint PCS' technical requirements, would constitute a breach of the Sprint PCS agreements that could lead to their termination if not cured within the applicable cure period. If Sprint PCS terminates these agreements, we will no longer be able to offer Sprint PCS products and services. See "The Sprint PCS Agreements" under "ITEM 1. Business" included herein.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our long-term debt obligations.

     As of December 31, 2001, Horizon PCS' total debt outstanding was $520.0 million, comprised of $50.0 million borrowed under its secured credit facility, $175.0 million due under its senior notes issued in December 2001 and $295.0 million represented by its discount notes (which are reported on the consolidated balance sheet at December 31, 2001, net of a discount of approximately $135.9 million). In addition, Horizon PCS was required to, and did, borrow an additional $105.0 million under its secured credit facility in March 2002.

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. Horizon PCS complied with these covenants at December 31, 2001. There is a likelihood, however, that it will not meet the covenant for EBITDA for the first quarter of 2002. Although financial results for the end of the first quarter are not final, subscriber information to date indicates significantly higher than expected gross and net additions to Horizon PCS subscribers for the quarter. Although Horizon PCS ultimately benefits from the revenues generated by new subscribers, Horizon PCS incurs one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect Horizon PCS' EBITDA in the short-term during the period of the addition of new subscribers which could lead to non-compliance with the EBITDA covenant for the first quarter of 2002.

     We have initiated discussions with the lead bank in our lending group concerning a possible non-compliance with the covenant. After quarter-end, if the financial statements show a non-compliance, we intend to immediately enter into negotiations with the bank group to obtain a waiver of the non-compliance and amendments to the covenants.

     The failure to comply with the covenant would be an event of default under our secured credit facility, and would give the lenders the right to pursue remedies. These remedies could include acceleration of amounts due under the facility. If the lender elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures for our senior notes and discount notes. If we fail to comply with the covenant, one option available to us would be to prepay the indebtedness under the secured credit facility, together with prepayment fees. If we prepaid the facility prior to acceleration, we would avoid default under the indentures for our senior notes and discount notes. In the event of such a prepayment, we believe that we could obtain replacement financing to the extent necessary to fund our business plan. There can be no assurance, however, that we could obtain adequate or timely replacement financing on acceptable terms or at all.

     Our substantial debt will have a number of important consequences, including the following:

     o we may not have sufficient funds to pay interest on, and principal of, our debt;

     o we have to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce funds available for other purposes;

     o we may not be able to obtain additional financing for currently unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;

     o some borrowings likely will be at variable rates of interest, which will result in higher interest expense in the event of increases in market interest rates;

     o due to the liens on substantially all of our assets and the pledges of equity ownership of our subsidiaries that secure our secured credit facility, our lenders may control our assets upon a default;

     o our debt increases our vulnerability to general adverse economic and industry conditions;

     o our debt limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and;

     o our debt places us at a competitive disadvantage compared to our competitors that have less debt.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

     Our ability to make payments on and to refinance our indebtedness, and to fund our network build-out, anticipated operating losses and working capital requirements will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     We cannot be certain that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our secured credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

If we fail to pay our debt, our lenders may sell our loans to Sprint PCS giving Sprint PCS the rights of a creditor to foreclose on our assets.

     If the lenders accelerate the amounts due under our secured credit facility, Sprint PCS has the right to purchase our obligations under that facility and become a senior lender. To the extent Sprint PCS purchases these obligations, Sprint PCS' interests as a creditor could conflict with ours. Sprint PCS' rights as a senior lender would enable it to exercise rights with respect to our assets and Sprint PCS' continuing relationship in a manner not otherwise permitted under the Sprint PCS agreements.

If Sprint PCS terminates the Sprint PCS agreements, the buy-out provisions of those agreements may diminish the valuation of our company.

     Provisions of the Sprint PCS agreements could affect the valuation of Horizon PCS, and decrease our ability to raise additional capital. If Sprint PCS terminates these agreements, Sprint PCS may purchase our operating assets or capital stock for 80% of the Entire Business Value. If the termination is due to our breach of the Sprint PCS agreements, the percent is reduced to 72% instead of 80%. Under our Sprint PCS agreements, the Entire Business Value is generally the fair market value of our wireless business valued on a going concern basis as determined by an independent appraiser and assumes that we own the FCC licenses in our territory. In addition, Sprint PCS must approve any change of control of our ownership and consent to any assignment of the Sprint PCS agreements. Sprint PCS also has a right of first refusal if we decide to sell our operating assets in our Bright PCS markets. We are also subject to a number of restrictions on the transfer of our business including a prohibition on selling Horizon PCS or its operating assets to a number of identified and yet to be identified competitors of Sprint PCS or Sprint. These and other restrictions in the Sprint PCS agreements may limit the marketability of and reduce the price a buyer may be willing to pay for Horizon PCS or its business and may operate to reduce the Entire Business Value of Horizon PCS.

The termination of our strategic affiliation with Sprint PCS or Sprint PCS' failure to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct our business.

     Because Sprint PCS owns the FCC licenses which we use in our territory, our ability to offer Sprint PCS products and services on our network is dependent on the Sprint PCS agreements remaining in effect and not being terminated. Sprint PCS may terminate the Sprint PCS agreements for breach by us of any material terms. We also depend on Sprint PCS' ability to perform its obligations under the Sprint PCS agreements. The termination of the Sprint PCS agreements or the failure of Sprint PCS to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct our wireless digital communications business.

If Sprint PCS does not complete the construction of its nationwide PCS network, we may not be able to attract and retain customers, which would adversely affect our revenues.

     Sprint PCS' network may not provide nationwide coverage to the same extent as its competitors' networks, which could adversely affect our ability to attract and retain customers. Sprint PCS is creating a nationwide PCS network through its own construction efforts and those of its affiliates. Today, neither Sprint PCS nor any other PCS provider offers service in every area of the United States. Sprint PCS has entered into affiliation agreements similar to ours with companies in other territories pursuant to its nationwide PCS build-out strategy. Our business and results of operations depend on Sprint PCS' national network and, to a lesser extent, on the networks of its other affiliates. Sprint PCS and its affiliate program are subject, to varying degrees, to the economic, administrative, logistical, regulatory and other risks. Sprint PCS' and its other affiliates' PCS operations may not be successful, which, in turn, could adversely affect our ability to generate revenues.

We are dependent upon Sprint PCS' back office services and its third-party vendors' back office systems, and problems with these systems, or termination of these arrangements, could disrupt our business and possibly increase our costs.

     Because Sprint PCS now provides our back office systems, our operations could be disrupted if Sprint PCS is unable to maintain and expand its back office services, or to efficiently outsource those services and systems through third-party vendors. The rapid expansion of Sprint PCS' business will continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint PCS' willingness to continue to offer these services to us and to provide these services at competitive costs. The Sprint PCS agreements provide that, upon nine months' prior written notice, Sprint PCS may elect to terminate any of these services. If Sprint PCS terminates a service for which we have not developed a cost-effective alternative, our operating costs may increase beyond our expectations and restrict our ability to operate successfully.

We depend on other telecommunications companies for some services which, if delayed, could delay our planned network build-out and delay our expected increases in customers and revenues.

     We depend on other telecommunications companies to provide facilities and transport to interconnect portions of our network and to connect our network with the landline telephone system. American Electric Power, Ameritech, AT&T, Verizon, Sprint (long distance) and Qwest are our primary suppliers of facilities and transport. Without these services, we could not offer Sprint PCS services to our customers in some areas. From time to time, we have experienced delays in obtaining facilities and transport from these companies, and in obtaining local telephone numbers for use by our customers, which are sometimes in short supply, and we may continue to experience delays and interruptions in the future. Delays in obtaining facilities and transport could delay our build-out plans and our business may suffer. Delays could also result in a breach of our Sprint PCS agreements, subjecting these agreements to potential termination by Sprint PCS.

If we do not meet all of the conditions under the Horizon PCS secured credit facility, we may not be able to draw down all of the funds under the facility and, as a result, we may not be able to complete the build-out of our network, which may result in the termination of the Sprint PCS agreements.

     Our secured credit facility provides for aggregate borrowings of $250.0 million of which $50.0 million was borrowed as of December 31, 2001. Availability of future borrowings will be subject to customary credit conditions at each funding date, including the following:

     o    the absence of any default or event of default;

     o    the continuing accuracy of all representations and warranties; and

     o    no material adverse change.

     If we do not meet these conditions at each funding date, our senior secured lenders may choose not to lend any or all of the remaining amounts, and if other sources of funds are not available, we may not be in a position to complete the build-out of our network. If we do not have sufficient funds to complete our network build-out, we may be in breach of the Sprint PCS agreements and in default under our secured credit facility.

Material restrictions in our debt instruments may make it difficult to obtain additional financing or take other necessary actions to react to changes in our business.

     The indenture governing the senior notes contain various covenants that limit our ability to engage in a variety of transactions. In addition, the indenture governing our discount notes and the secured credit agreement both impose additional material operating and financial restrictions on us. These restrictions, subject to ordinary course of business exceptions, limit our ability to engage in some transactions, including the following:

     o    designated types of mergers or consolidations;

     o    paying dividends or other distributions to our stockholders;

     o    making investments;

     o    selling assets;

     o    repurchasing our common stock;

     o    changing lines of business;

     o    borrowing additional money; and

     o    transactions with affiliates.

     In addition, our secured credit facility requires us to maintain certain ratios, including:

     o    leverage ratios;

     o    an interest coverage ratio; and

     o    a fixed charges ratio,

and to satisfy certain tests, including tests relating to:

     o    minimum covered population;

     o    minimum number of PCS subscribers in our territory; and

     o    minimum total revenues.

     These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding debt, consummate acquisitions for cash or debt or react to changes in our operating environment.

The terms of the convertible preferred stock may affect our financial results.

     The terms of the convertible preferred stock give the holders of the preferred stock the following principal rights:

     o to initially designate two members of our board of directors, subject to reduction based on future percentage ownership;

     o    to  approve  or   disapprove   fundamental   corporate   actions   and
          transactions;

     o to receive dividends in the form of additional shares of our convertible preferred stock, which may increase and accelerate upon a change in control; and

     o    to require us to redeem the convertible preferred stock in 2005.


     If we become subject to the repurchase right or change of control redemption requirements under the convertible preferred stock while our secured credit facility, our discount notes or the senior notes are outstanding, we will be required to seek the consent of the lenders under our secured credit facility, the holders of the discount notes and the holders of the senior notes to repurchase or redeem the convertible preferred stock, or attempt to refinance the secured credit facility, the discount notes and the senior notes. If we fail to obtain these consents, there will be an event of default under the terms governing our secured credit facility. In addition, if we do not repurchase or redeem the convertible preferred stock and the holders of the convertible preferred stock obtain a judgment against us, any judgment in excess of $5.0 million would constitute an event of default under the indentures governing the discount notes and the senior notes.


If we breach our agreement with SBA Communications Corp., ("SBA"), or it otherwise terminates its agreement with us, our right to provide wireless service from most of our cell sites will be lost.

     We lease cell sites from SBA. We rely on our contract with SBA to provide us with access to most of our cell sites and to the towers located on these sites. If SBA were to lose its underlying rights to these sites, our ability to provide wireless service from these sites would end, subject to our right to cure defaults by SBA. If SBA terminates our agreement as a result of our breach, we will lose our right to provide wireless services from most of our cell sites.

We may have difficulty in obtaining infrastructure equipment and handsets, which could result in delays in our network build-out, disruption of service or loss of customers.

     If we cannot acquire the equipment required to build our network in a timely manner, we may be unable to provide wireless communications services comparable to those of our competitors or to meet the requirements of the Sprint PCS agreements. The demand for the equipment required to construct our network is considerable, and manufacturers of this equipment could have substantial order backlogs. Accordingly, the lead time for the delivery of this equipment may be longer than anticipated. In addition, the demand for specific types of handsets is strong and the manufacturers of those handsets may have to distribute their limited supply of products among their numerous customers. Some of our competitors purchase large quantities of communications equipment and may have established relationships with the manufacturers of this equipment. Consequently, they may receive priority in the delivery of this equipment. If we do not obtain equipment or handsets in a timely manner, we could suffer delays in the build-out of our network, disruptions in service and a reduction in customers.

If the West Virginia PCS Alliance and Virginia PCS Alliance fail to provide their network to us in their markets, or if our network services agreement with the Alliances is otherwise terminated, we will lose the ability to use the Alliances' networks.

     West Virginia PCS Alliance and Virginia PCS Alliance, which we refer to as the Alliances, are two related, independent PCS providers whose network is managed by NTELOS. Under our network services agreement, the Alliances provide us with the use of and access to key components of their network in most of our markets in Virginia and West Virginia. We directly compete with the Alliances in the markets where we use their network. If the Alliances fail to maintain the standards for their network as set forth in our network services agreement with them or otherwise fail to provide their network for our use, our ability to provide wireless services in these markets may be adversely affected, and we may not be able to provide seamless service for our customers. If we breach our obligations to the Alliances, or if the Alliances otherwise terminate the network services agreement, we will lose our right to use the Alliances' network to provide service in these markets. In that event, it is likely that we will be required to build our own network in those markets and incur the substantial costs associated with doing so.

Sprint PCS' vendor discounts may be discontinued, which could increase our equipment costs and require more capital than we had projected to build out our network.

     We intend to continue to purchase our infrastructure equipment under Sprint PCS' vendor agreements that include significant volume discounts. If Sprint PCS were unable to continue to obtain vendor discounts for its affiliates, the loss of vendor discounts could increase our equipment costs for our network build-out.

Conflicts with Sprint PCS may not be resolved in our favor, which could restrict our ability to manage our business and provide Sprint PCS products and services, adversely affecting our relationships with our customers, increase our expenses or decrease our revenues.

     Under the Sprint PCS agreements, Sprint PCS has a substantial amount of control over the conduct of our business. Conflicts between us may arise, and as Sprint PCS owes us no duties except as set forth in the Sprint PCS agreements, these conflicts may not be resolved in our favor. The conflicts and their resolution may harm our business. For example:

     o Sprint PCS may price its national plans based on its own objectives and may set price level and customer credit policies that may not be economically sufficient for our business;

     o Sprint PCS may increase the prices we pay for our back office services; and

     o Sprint or Sprint PCS may make decisions that adversely affect our use of the Sprint and Sprint PCS brand names, products or services.

We may not be able to compete with larger, more established wireless providers who have resources to competitively price their products and services, which could impair our ability to attract and retain customers.

     Our ability to compete will depend in part on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. In each market, we compete with at least two cellular providers that have had their infrastructure in place and have been operational for a number of years. They have significantly greater financial and technical resources than we do, could offer attractive pricing options and may have a wider variety of handset options. We expect that existing cellular providers will continue to upgrade their systems and provide expanded digital services to compete with the Sprint PCS products and services that we offer. Many of these wireless providers generally require their customers to enter into long-term contracts, which may make it more difficult for us to attract customers away from them.


     We will also compete with several PCS providers and other existing communications companies in our markets and expect to compete with new entrants as the FCC licenses additional spectrum to mobile services providers. A number of our cellular, PCS and other wireless competitors have access to more licensed spectrum than the amount licensed to Sprint PCS in most of our territory and therefore will be able to provide greater network call volume capacity than our network to the extent that network usage begins to reach or exceed the capacity of our licensed spectrum. Our inability to accommodate increases in call volume could result in more dropped or disconnected calls. In addition, any competitive difficulties that Sprint PCS may experience could also harm our competitive position and success.

We may not be able to offer competitive roaming capability, which could impair our ability to attract and retain customers.

     We rely on agreements with competitors to provide automatic roaming capability to our PCS customers in many of the areas of the United States not covered by the Sprint PCS network, which primarily serves metropolitan areas. Some competitors may be able to offer coverage in areas not served by the Sprint PCS network or may be able to offer roaming rates that are lower than those offered by Sprint PCS and its affiliates. Some of our competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, the standard for the dominant air interface upon which PCS customers roam is currently being considered for elimination by the FCC as part of a streamlining proceeding. If the FCC eliminates this standard, our Sprint PCS customers may have difficulty roaming in some markets.

There is no uniform signal transmission technology and if we decide to use other technologies in the future, this decision could substantially increase our equipment expenditures to replace the technology used on our network.

     The wireless telecommunications industry is experiencing evolving industry standards. We have employed CDMA technology, which is the digital wireless communications technology selected by Sprint PCS for its network. CDMA may not provide the advantages expected by us and by Sprint PCS. In addition to CDMA, there are two other principal signal transmission technologies, time division multiple access, or TDMA, and global systems for mobile communications, or GSM. These three signal transmission technologies are not compatible with each other. If one of these technologies or another technology becomes the preferred industry standard, we may be at a competitive disadvantage and competitive pressures may require Sprint PCS to change its digital technology which, in turn, may require us to make changes at substantially increased costs.

We may not receive as much Sprint PCS roaming revenue as we anticipate and our non-Sprint PCS roaming revenue is likely to be low.

     We are paid a fee from Sprint PCS or a Sprint PCS affiliate for every minute that a Sprint PCS subscriber based outside of our territory uses our network. Similarly, we pay a fee to Sprint PCS or a Sprint PCS affiliate for every minute that our customers use the Sprint PCS network outside our territory. Our customers may use the Sprint PCS network outside our territory more frequently than we anticipate, and Sprint PCS subscribers based outside our territory may use our network less frequently than we anticipate. The fee for each Sprint PCS roaming minute used was decreased from $0.20 per minute before

June 1, 2001, to $0.15 per minute effective June 1, 2001, and further decreased to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate was changed to $0.10 per minute in 2002. After 2002, the rate will be changed to "a fair and reasonable return," which has not yet been determined. As a result, we may receive less Sprint PCS roaming revenue in the aggregate, than we previously anticipated or we may have to pay more Sprint PCS roaming fees in the aggregate than we anticipate. Furthermore, we do not expect to receive substantial non-Sprint PCS roaming revenue.

If Sprint PCS customers are not able to roam instantaneously or efficiently onto other wireless networks, we may suffer a reduction in our revenues and number of customers.

     The Sprint PCS network operates at a different frequency and uses or may use a different signal transmission technology than many analog cellular and other digital systems. To access another provider's analog cellular, TDMA or GSM digital system when outside the territory served by the Sprint PCS network, a Sprint PCS customer is required to utilize a dual-band/dual-mode handset compatible with that provider's system. Generally, because dual-band/dual-mode handsets incorporate two radios rather than one, they are more expensive, larger and heavier than single-band/single-mode handsets. The Sprint PCS network does not allow for call hand-off between the Sprint PCS network and another wireless network, so a customer must end a call in progress on the Sprint PCS network and initiate a new call when outside the territory served by the Sprint PCS network. In addition, the quality of the service provided by a network provider during a roaming call may not approximate the quality of the service provided by Sprint PCS. The price of a roaming call may not be competitive with prices of other wireless companies for roaming calls, and Sprint PCS customers may not be able to use Sprint PCS advanced features, such as voicemail notification, while roaming. These roaming issues may cause us to suffer a reduction in our revenues and number of customers.

Parts of our territories have limited licensed spectrum, which may adversely affect the quality of our service.

     In the majority of our markets, Sprint PCS has licenses covering 20 or 30 MHz of spectrum. However, Sprint PCS has licenses covering only 10 MHz in parts of our territory covering approximately 3.8 million residents out of a total population of over 10.2 million residents. In the future, as our customers in those areas increase in number, this limited licensed spectrum may not be able to accommodate increases in call volume and may lead to increased dropped calls and may limit our ability to offer enhanced services.

Non-renewal or revocation by the FCC of the Sprint PCS licenses would significantly harm our business because we would no longer have the right to offer wireless service through our network.

     We are dependent on Sprint PCS' licenses, which are subject to renewal and revocation by the FCC. Sprint PCS' licenses in many of our territories will expire as early as 2005 but may be renewed for additional ten-year terms. There may be opposition to renewal of Sprint PCS' licenses upon their expiration and the Sprint PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. For example, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the five-year construction requirements for each of its PCS licenses, it can lose those licenses. Failure to comply with these standards in our territory could cause the imposition of fines on Sprint PCS by the FCC or the revocation or forfeiture of the Sprint PCS licenses for our territory, which would prohibit us from providing service in our markets.

If the Sprint PCS agreements do not comply with FCC requirements, Sprint PCS may terminate the Sprint PCS agreements, which could result in our inability to provide service.

     The FCC requires that licensees like Sprint PCS maintain control of their licensed spectrum and not delegate control to third-party operators or managers like us. Although the Sprint PCS agreements reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot be certain that the FCC will agree with us. If the FCC were to determine that the Sprint PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the Sprint PCS agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the Sprint PCS agreements, they may be terminated. If the Sprint PCS agreements are terminated, we would no longer be a part of the Sprint PCS network and we would have extreme difficulty in conducting our business.

We may need more capital than we currently anticipate to complete the build-out of our network, and a delay or failure to obtain additional capital could decrease our revenues.

     The completion of our network build-out will require substantial capital. Additional funds would be required in the event of:

     o    significant departures from our current business plan;

     o    unforeseen delays, cost overruns, unanticipated expenses; or

     o    regulatory, engineering design and other technological changes.

     For example, it is possible that we will need substantial funds if we find it necessary or desirable to overbuild the territory currently served through our arrangements with the Alliances. Due to our highly leveraged capital structure, additional financing may not be available or, if available, may not be obtained on a timely basis or on terms acceptable to us or within limitations permitted under our existing debt covenants. Failure to obtain additional financing, should the need for it develop, could result in the delay or abandonment of our development and expansion plans, and we may be unable to fund our ongoing operations.

Because Sprint PCS has recently required us to upgrade our network to provide "third generation" technology, we will face additional capital expenses.

     The wireless industry is seeking to implement new "third generation," or "3G," technology. Sprint PCS has recently selected a version of 3G technology for its own networks and required us to upgrade our network to provide those services. We currently estimate that this network upgrade will cost approximately $35 million, but actual costs could exceed this estimate. The current deadline for completion of our 3G upgrade generally is June 30, 2002. If we fail to meet the upgrade deadline, we will be in breach of our Sprint PCS agreements. If other wireless carriers implement their 3G upgrades on a more rapid timetable, or on a more cost efficient basis, or on a more advanced technology basis, we will likely suffer competitive disadvantages in our markets. While there are potential advantages with 3G technology, such as increased network capacity and additional capabilities for wireless data applications, the technology has not been proven in the marketplace and has the risks inherent in other technological innovations.

Unauthorized use of our network and other types of fraud could disrupt our business and increase our costs.

     We will likely incur costs associated with the unauthorized use of our network, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming. Although we believe that we have a plan in place to implement appropriate controls to minimize the effect to us of fraudulent usage, our efforts may not be successful.

Expanding our territory may have a material adverse effect on our business.

     As part of our business strategy, we may expand our territory through the grant of additional markets from Sprint PCS or through acquisitions of other Sprint PCS affiliates. We will evaluate strategic acquisitions and alliances principally relating to our current operations. These transactions may require the approval of Sprint PCS and commonly involve a number of risks, including:

     o    difficulty assimilating acquired operations and personnel;

     o    diversion of management attention;

     o    disruption of ongoing business;

     o    inability to retain key personnel;

     o inability to successfully incorporate acquired assets and rights into our service offerings;

     o inability to maintain uniform standards, controls, procedures and policies; and

     o    impairment of relationships with employees, customers or vendors.

     Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business. In connection with these transactions, we may also issue additional equity securities, incur additional debt or incur significant amortization expenses related to intangible assets.

The Sprint PCS agreements and our Horizon PCS restated certificate of incorporation include provisions that may discourage, delay or restrict any sale of Horizon PCS' operating assets or common stock to the possible detriment of Horizon Telcom.

     The Sprint PCS agreements restrict our ability to sell our operating assets and common stock. Generally, Sprint PCS must approve a change of control of our ownership and consent to any assignment of the Sprint PCS agreements. The Sprint PCS agreements also give Sprint PCS a right of first refusal if we decide to sell the operating assets of our Bright PCS markets to a third party. In addition, provisions of our restated certificate of incorporation could also operate to discourage, delay or make more difficult a change in control of Horizon PCS. For example, our Horizon PCS restated certificate of incorporation provides for:

     o two classes of common stock, with our class B common stock having ten votes per share;

     o    the issuance of preferred stock without stockholder approval; and

     o    a classified board, with each board member serving a three-year term.

     The restrictions in the Sprint PCS agreements and the provisions of our Horizon PCS restated certificate of incorporation could discourage any sale of Horizon PCS' operating assets or common stock.

Horizon PCS will not be able to receive the tax benefit of future losses until Horizon PCS begins to generate taxable income.

     From our inception until September 2000, we were included in the consolidated Federal income tax return of Horizon Telcom, Inc., which owns a majority of our outstanding common stock. Under the tax-sharing agreement with Horizon Telcom, Horizon Telcom filed a consolidated tax return and paid Horizon PCS an amount equal to the tax savings realized by Horizon Telcom as a result of our taxable operating losses being used to offset consolidated taxable income. As a result of the sale of convertible preferred stock in September 2000, Horizon PCS is no longer included in Horizon Telcom's consolidated tax return and, as a result, will no longer be able to recognize any tax benefits from Horizon PCS' operating losses until Horizon PCS generates taxable income.

Horizon Telcom will be able to control the outcome of significant matters presented to stockholders as a result of its ownership position, which could potentially impair Horizon PCS' attractiveness as a takeover target.

     Horizon Telcom beneficially owns approximately 58.1% of Horizon PCS' outstanding common stock on fully diluted basis as of December 31, 2001. In addition, the shares held by Horizon Telcom are class B shares, which have ten votes per share. The class A shares have only one vote per share. As a result, Horizon Telcom holds approximately 84.5% of the voting power, on a fully diluted basis. Horizon Telcom will have the voting power to control the election of Horizon PCS' board of directors and it will be able to cause amendments to Horizon PCS' restated certificate of incorporation or Horizon PCS' restated bylaws. Horizon Telcom also may be able to cause changes in Horizon PCS' business without seeking the approval of any other party. These changes may not be to the advantage of Horizon PCS or in the best interest of Horizon PCS' stockholders or the holders of Horizon PCS' notes. For example, Horizon Telcom will have the power to prevent, delay or cause a change in control of Horizon PCS and could take other actions that might be favorable to Horizon Telcom, but not necessarily to other stockholders. This may have the effect of delaying or preventing a change in control. In addition, Horizon Telcom is controlled by members of the McKell family, who collectively own approximately 60.6% of the voting interests of Horizon Telcom. Therefore, the McKell family, acting as a group, may be able to exercise indirect control over Horizon PCS.

We may experience a high rate of customer turnover, which would increase our costs of operations and reduce our revenue and prospects for growth.

     Horizon PCS' strategy to minimize customer turnover, commonly known as churn, may not be successful. As a result of customer turnover, we lose the revenue attributable to these customers and increase the costs of establishing and growing our customer base. The PCS industry has experienced a higher rate of customer turnover as compared to cellular industry averages. The rate of customer turnover is affected by the following factors, several of which are not within our ability to address:

     o    extent of network coverage;

     o reliability issues such as blocked calls, dropped calls and handset problems;

     o    non-use of phones;

     o    change of employment;

     o the decision not to require our customers to sign contracts, unlike most cellular providers that do require contracts;

     o    a lack of affordability;

     o    price competition;

     o    Sprint PCS' customer credit policies;

     o    customer care concerns; and

     o    other competitive factors.

     A high rate of customer turnover could adversely affect our competitive position, results of operations and our costs of, or losses incurred in, obtaining new customers, especially because we subsidize some of the cost of the handsets purchased by our customers.

Because the wireless industry has experienced higher customer additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters, a failure by us to acquire significantly more customers in the fourth quarter could have a disproportionate negative effect on our results of operations.

     The wireless industry is historically dependent on fourth calendar quarter results. Our overall results of operations could be significantly reduced if we have a worse than expected fourth calendar quarter for any reason including the following:

     o    our inability to match or beat pricing plans offered by competitors;

     o our failure to adequately promote Sprint PCS' products, services and pricing plans;

     o    our inability to obtain an adequate supply or selection of handsets;

     o a downturn in the economy of some or all of the markets in our territory; or

     o    a generally poor holiday shopping season.

Regulation by government agencies may increase our costs of providing service or require us to change our services, which could impair our financial performance.

     The licensing, construction, use, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated to varying degrees by the FCC, the FAA and, depending on the jurisdiction, state and local regulatory agencies and legislative bodies. Adverse decisions regarding these regulatory requirements could negatively impact our operations and our cost of doing business.

Use of hand-held phones may pose health risks, real or perceived, which could result in the reduced use of our services or liability for personal injury claims.

     Media reports have suggested that radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation. Any resulting decrease in demand for our services, or costs of litigation and damage awards, could impair our ability to profitably operate our business.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

     We do not engage in commodity futures trading activities and do not enter into derivative financial instruments for trading purposes. We also do not engage in transactions in foreign currencies that would expose us to market risk.

     The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our financing based on our projected level of long-term indebtedness:



(Dollars in millions)                                    Years Ending December 31,
                                       2002         2003          2004          2005          2006      Thereafter
                                   -----------  ------------  ------------  ------------  ------------  ----------
Horizon PCS:
Secured credit facility,
  due 2008  (1)................    $    155.0     $  155.0    $    155.0    $    155.0    $    155.0    $    155.0
     Variable interest rate (2)          5.92%        5.92%         5.92%         5.92%         5.92%         5.92%
     Principal payments........    $        -     $      -    $      0.4    $      0.5    $      0.5    $    153.6
Discount notes, due 2010.......    $    184.9     $  210.8    $    240.0    $    283.7    $    295.0    $    295.0
     Fixed interest rate.......         14.00%       14.00%        14.00%        14.00%        14.00%        14.00%
     Principal payments........    $        -     $      -    $        -    $        -    $        -    $    295.0
Senior notes, due 2011.........    $    175.0     $  175.0    $    175.0    $    175.0    $    175.0    $    175.0
     Fixed interest rate.......         13.75%       13.75%        13.75%        13.75%        13.75%        13.75%
     Principal payments........    $        -     $      -    $        -    $        -    $        -    $    175.0


Chillicothe Telephone:
1998 Senior Notes, due 2018....    $     12.0   $     12.0    $     12.0    $     12.0      $   12.0     $    12.0
     Fixed interest rate.......          6.62%        6.62%         6.62%         6.62%         6.62%         6.62%
     Principal payments........    $        -   $        -    $        -    $        -      $      -      $   12.0
1993 Senior Notes, due 2005....    $      6.0   $      4.0    $      2.0    $        -      $      -      $      -
     Fixed interest rate ......          6.72%        6.72%         6.72%            -             -             -
     Principal payments........    $      2.0   $      2.0    $      2.0    $      2.0      $      -      $      -


-------------------
(1) Assumes required draw by Horizon PCS of $105.0 million by March 26, 2002. At December 31, 2001, Horizon PCS had borrowed $50.0 million under the secured credit facility.

(2) Interest rate on the secured credit facility equals the London Interbank Offered Rate ("LIBOR") plus a margin that varies from 375 to 425 basis points. At December 31, 2001, $50.0 million was effectively fixed at 8.5% through an interest rate swap discussed below. The interest rate is assumed to equal 5.92% for all periods ($50.0 million tranche at 6.25% and $105.0 million tranche at 5.75%).

     In the normal course of business, our operations are exposed to interest rate risk on our secured credit facility. Our primary interest rate risk exposures relate to 1) the interest rate on our financing, 2) our ability to refinance our discount notes at maturity at market rates, and 3) the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants under our debt instruments.


     We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and interest rate swaps. In the first quarter of 2001, we entered into a two-year interest rate swap effectively fixing $25.0 million of our term loan borrowed under the secured credit facility at a rate of 9.4%. In the third quarter of 2001, we entered into another two-year interest rate swap effectively fixing the remaining $25.0 million of our term loan borrowed under the secured credit facility at 7.65%. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.

     As of December 31, 2001, 100% of our outstanding variable-rate long-term debt has been swapped for fixed-rate debt, thus reducing our exposure to interest rate risk. Therefore, an increase in the base lending rate would have a less significant effect on our annual earnings. However, our swap interest rates are currently greater than the market interest rates. Thus, our results from operations currently reflect a higher interest expense than had we not hedged our position. If we do not renew our swaps, or, if we do not hedge incremental borrowings under our secured credit facility, of which we have $200.0 million available at December 31, 2001, we will increase our interest rate risk, which could have a material impact on our future earnings. An increase of 1% in the base-lending rate on our current unhedged portion of our borrowings would result in a decrease in annual earnings of approximately $200,000. We are exposed to market risk on our long-term debt related to the current market value of interest rates compared to our fixed-rate and hedged variable-rate debt. A 100-basis point change in interest rates would have an impact on the market value of our debt.


ITEM 8.  Financial Statements and Supplementary Data

     Our financial statements and supplementary data required by this item are submitted as a separate section of this annual report on Form 10-K. See "Financial Statements" commencing on page F-1.


ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers


     The following are the directors and executive officers of Horizon Telcom during 2001 or as of the date hereof:


NAME                         AGE      POSITION


Robert McKell..............  78       Chairman of the Board, Director
Thomas McKell..............  66       President, Director of Horizon Telcom;
                                      President of Chillicothe Telephone
Peter M. Holland...........  36       Vice President of Finance, Treasurer and
                                      CFO of Horizon Telcom; Chief Financial
                                      Officer of Horizon PCS
Jack E. Thompson...........  68       Secretary, Director
William A. McKell..........  41       Chairman of the Board, President and Chief
                                      Executive Officer of Horizon PCS
Phoebe H. McKell...........  55       President of Horizon Services
Joseph S. McKell...........  76       Director
David McKell...............  74       Director
Helen M. Sproat............  69       Director
John E. Herrnstein.........  64       Director
Joseph G. Kear.............  78       Director
Larry A. Gates.............  64       Director
Jerry B. Whited............  51       Director

     ROBERT MCKELL has served as Chairman of the Board of Directors of Horizon Telcom since its inception in 1996 and of Chillicothe Telephone since 1988. Mr. McKell has 55 years of telecommunications experience.

     THOMAS MCKELL has served as the President and a Director of Horizon Telcom since its inception in 1996 and of The Chillicothe Telephone Company since 1988. Mr. McKell has 46 years of telecommunications experience and received a Bachelor of Science in Electrical Engineering. Mr. McKell is the father of William A. McKell.

     PETER M. HOLLAND has served as Vice President of Finance and Treasurer of Horizon Telcom since November 1999. He has also served as the Chief Financial Officer of Horizon PCS since its inception in April 2000 and has served as the Chief Financial Officer and a director of Horizon Telcom's other subsidiaries since November 1999. Mr. Holland has been a member of the management committee of Bright PCS since its formation in September 1999. Mr. Holland has nearly 14 years of telecommunications experience. From May 1996 to December 1999, Mr. Holland was a principal and owner of The Pinnacle Group located in Langley,

Washington. Pinnacle provides strategic business planning and regulatory consulting services to independent wireless and wireline companies, including Horizon PCS. Prior to joining Pinnacle in May 1996, Mr. Holland was a manager in Nextel Communications' Business Development and Corporate Strategy groups. Mr. Holland started his career in telecommunications with Ernst & Young's telecommunications consulting group and is a Certified Public Accountant. Mr. Holland received his Bachelor of Business Administration with an accounting concentration from Pacific Lutheran University.

     JACK E. THOMPSON has been Secretary and Director of Horizon Telcom since its inception in 1996 and of Chillicothe Telephone since May 1982. He served as chief financial officer of Horizon Telcom from its inception to May 2000, and was treasurer of Chillicothe Telephone from May 1982 until May 2000. Mr. Thompson has 35 years of telecommunications experience.

     WILLIAM A. MCKELL has served as Chairman of the Board, President and Chief Executive Officer of Horizon PCS since its inception in April 2000 and has served as President, Chief Executive Officer and Chairman of the Board of Horizon Personal Communications since May 1996 and as President of Bright PCS since its formation in September 1999. Mr. McKell has 14 years of telecommunications experience. Mr. McKell served as Vice President of Network Services from January 1996 to April 1996 and Director of Network Services from August 1994 to December 1995 for The Chillicothe Telephone Company. Mr. McKell is a graduate of Ohio Northern University and is the son of Thomas McKell.

     PHOEBE H. MCKELL has served as the President of Horizon Services since its inception in 1996. Ms. McKell has 23 years of telecommunications experience. From 1989 to 1996, she was Director of Administration for The Chillicothe Telephone Company.

     JOSEPH S. MCKELL has been a director of Horizon Telcom since its inception in 1996 and a director of Chillicothe Telephone since 1983. Mr. McKell, a physician, has practiced medicine in Chillicothe, Ohio for more than forty years.

     DAVID MCKELL has been a director of Horizon Telcom since its inception in 1996 and a director of Chillicothe Telephone for 36 years. He is now retired.

     HELEN M. SPROAT has been a director of Horizon Telcom since its inception in 1996 and a director of The Chillicothe Telephone Company since 1988. She has owned and managed Hidden Hill Gallery, Springboro, Ohio, for more than six years.

     JOHN E. HERRNSTEIN has been a director of Horizon Telcom since its inception in 1996, and a director of Chillicothe Telcom since 1981. He has been a registered representative and financial consultant for AG Edwards & Sons, Inc. a securities brokerage firm for more than six years.

     JOSEPH G. KEAR has been a director of Horizon Telcom since its inception in 1996, and of Chillicothe Telephone for 36 years. Mr. Kear, an attorney, has practiced law in Chillicothe, Ohio for the past 53 years. He is now a partner at Kear-Motes law firm, a firm which was organized in January 2001. Prior to that time, he practiced law as a sole practitioner.

     LARRY A. GATES was appointed as a director of Horizon Telcom in November of 2001. Mr. Gates is the current president of the of the Chillicothe High School Alumni Association, a Chillicothe Education Foundation board member, a member of the Cavalier Endowment Board of Trustees and a partner of Sunrush Enterprises, L.L.C. Mr. Gates is the former Senior Vice President, Human Resources and Administration, for Phillip Morris Companies, Inc. Mr. Gates graduated from Northeastern University with a bachelor's degree in Business Administration. Mr. Gates resigned from the board of directors on February 20, 2002.

     JERRY B. WHITED was appointed as a director of Horizon Telcom in November of 2001. Mr. Whited is a partner in the CPA firm of Whited, Seigneur, Sams & Rahe. Mr. Whited serves on various boards and committees for local non-profit organizations, including the Bicentennial Commission, Chillicothe Community Foundation, Ohio University Chillicothe Coordinating Council, Adena Hospital Finance Committee, the Chillicothe Chamber of Commerce, and has previously served as president of the Chillicothe Rotary Club. Mr. Whited also currently serves on the Board of Directors for Citizens National Bank. Mr. Whited graduated from Bowling Green State University.

     Robert McKell, Thomas McKell, David McKell and Joseph McKell are brothers. Helen Sproat is their sister. Phoebe McKell is the daughter of Robert McKell. William McKell is the son of Thomas McKell.

Board of Directors

     There are presently nine members of the board of directors. Following election, directors serve for a term of one year, or until their successors have been elected and qualified, and are compensated at the discretion of the board of directors. Executive officers are ordinarily elected annually and serve at the discretion of the board of directors.

Director Compensation

     Directors who are not otherwise employed by Horizon Telcom or its subsidiaries receive $2,200 per quarter as director compensation. Robert McKell, Thomas McKell, and Jack Thompson receive $50 per quarter.

Board Committees

     We currently have an audit committee which is responsible for recommending to the board of directors the engagement of our independent auditors and reviewing with the independent auditors the scope and results of the audits, our internal accounting controls, audit practices and the professional services furnished by the independent auditors. The audit committee is currently comprised of three members.

     We also currently have a compensation committee, which is responsible for reviewing and approving all compensation arrangements for our officers, and is also responsible for administering the stock option plan. The compensation committee is currently comprised of two members.

ITEM 11.  Executive Compensation

     The following table presents summary information with respect to the compensation paid to our Chief Executive Officer and each of our other executive officers whose salary and bonus exceeded $100,000 during the year ended December 31, 2001:

                                                                                           Long-Term
                                                                                         Compensation
                                                              Annual Compensation         Securities
                                                          -----------------------------   Underlying        All Other
  Name and Principal Position                               Salary ($)     Bonus ($)      Options (#)    Compensation ($)
  ---------------------------                               ----------     ---------      -----------    ----------------
  Thomas McKell................................    2001      207,733           --             --               9,117 (1)
      President of Horizon Telcom; President of    2000      207,312           --             --               8,789 (2)
        Chillicothe Telephone                      1999      214,523           --             --              17,853 (3)

  William A. McKell............................    2001      195,833         65,935           --             116,885 (4)
      Chairman of the Board, President and         2000      154,167         21,458           --              12,497 (5)
        CEO of Horizon PCS                         1999      107,125          9,641        1,614,186           8,934 (6)


  Peter M. Holland.............................    2001      170,833         57,479           --             129,032 (8)
      Vice President of Finance,                   2000      150,000         20,625           --              11,971 (9)
        Treasurer and CFO of Horizon               1999         --             --          1,614,186              --
        Telcom; CFO of Horizon PCS (7)


  Joseph E. Corbin.............................    2001      121,667         44,428           --             126,797 (10)
      Vice President, Engineering/Operations       2000      105,000         14,438           --              20,254 (11)
        of  Horizon PCS                            1999       85,200          9,200          188,322          13,528 (12)


  Monesa S. Skocik.............................    2001      121,667         40,733           --             126,501 (13)
      Vice President, External Affairs of          2000      105,000         14,438           --              12,692 (14)
        Horizon PCS                                1999       65,750          6,850          188,322           3,024 (15)

------------------------

(1)  Includes a yearly car  allowance  of $7,040  and a 401(k)  contribution  of
     $2,077.
(2)  Includes a yearly car  allowance  of $7,189  and a 401(k)  contribution  of
     $1,600.
(3) Includes a yearly car allowance of $6,773 and a 401(k) contribution of $11,080.
(4) Includes an award of Horizon Telcom shares valued at $100,900 at the date of the award, a yearly car allowance of $10,985 and a 401(k) contribution of $5,000.
(5)  Includes a yearly car  allowance  of $7,784  and a 401(k)  contribution  of
     $4,713.
(6)  Includes a yearly car  allowance  of $7,428  and a 401(k)  contribution  of
     $1,506.
(7) Mr. Holland became Chief Financial Officer on November 17, 1999, but did not receive any compensation in 1999. See ITEM 13 "Certain Transactions-Consulting Agreement" for a discussion of consulting fees received by the Pinnacle Group, a company that was 50% owned by Mr. Holland. Pinnacle received consulting fees of $267,000 in 1999, $204,000 in 1998 and $419,000 in 1997.
(8) Includes an award of Horizon Telcom shares valued at $116,000 at the date of the award, a yearly car allowance of $7,892 and a 401(k) contribution of $5,140.
(9) Includes a yearly car allowance of $7,578 and a 401(k) contribution of $4,393.
(10) Includes an award of Horizon Telcom shares valued at $116,000 at the date of the award, a yearly car allowance of $7,839 and a 401(k) contribution of $2,958.
(11) Includes a yearly car allowance of $9,981 and a 401(k) contribution of $10,273.
(12) Includes a yearly car allowance of $4,328 and a 401(k) contribution of $9,200.
(13) Includes an award of Horizon Telcom shares valued at $116,000 at the date of the award, a yearly car allowance of $6,807 and a 401(k) contribution of $3,694.
(14) Includes a yearly car allowance of $6,330 and a 401(k) contribution of $6,362.
(15) Includes a 401(k) contribution of $3,024.

     None of the named executive officers received stock options from Horizon Telcom or Horizon PCS in 2001.

Employment Agreements

     Horizon PCS entered into employment agreements with William McKell and Peter Holland, its Chief Executive Officer and Chief Financial Officer, respectively. The employment agreements provide for an annual base salary of $200,000 to Mr. McKell and $175,000 to Mr. Holland beginning in 2002. In addition to their base salary, Mr. McKell and Mr. Holland are eligible to receive an annual bonus up to 40% of their base salary. In addition, Mr. McKell and Mr. Holland are eligible to participate in all of Horizon PCS' employee benefit plans.

     The employment agreements provide that Mr. McKell's or Mr. Holland's employment may be terminated with or without cause, as defined in the agreement. If either Mr. McKell or Mr. Holland is terminated without cause, he is entitled to receive 24 months base salary, the vesting of all of his stock options on the date of termination and 24 months of health and dental benefits. Under the employment agreements, both Mr. McKell and Mr. Holland have agreed to a restriction on their present and future employment. They have agreed not to compete in the business of wireless telecommunications either directly or indirectly within our markets while employed by us and for a period of twelve months after termination of employment.

Horizon Telcom 1999 Stock Option Plan

     The 1999 Stock Option Plan has been adopted by our board of directors and stockholders. The option plan permits the granting of both incentive stock options and nonqualified stock options to employees. The aggregate number of shares of common stock that may be issued pursuant to options granted under the option plan is 10,000 shares, including both shares of class A common stock and shares of class B common stock, subject to adjustments in the event of certain changes in the outstanding shares of common stock. In 1999, we granted options to purchase 950 shares of class B common stock at an exercise price of $60.00 per share. No additional options were granted in 2000 or 2001.

     The option plan will be administered by our board of directors or by a compensation committee appointed by our board of directors, which will be authorized, subject to the provisions of the option plan, to grant options and establish rules and regulations as it deems necessary for the proper administration of the option plan and to make whatever determinations and interpretations it deems necessary or advisable.

     An incentive option may not have an exercise price less than the fair market value of the common stock on the date of grant or an exercise period that exceeds ten years from the date of grant. In the case of option holders that own more than 10% of Horizon Telcom's stock, the exercise price for an incentive option cannot be less than 110% of the fair market value of the common stock on the date of grant and the exercise period cannot exceed five years from the date of grant. Incentive options are also subject to other limitations, which allow the option holder to qualify for favorable tax treatment. Nonqualified options may have an exercise price of less than, equal to or greater than the fair market value of the underlying common stock on the date of grant but are limited to an exercise period of no longer than ten years.

     The board of directors or the compensation committee will determine the persons to whom options will be granted and the terms, provisions, limitations and performance requirements of each option granted, and the exercise price of an option.

     An option will not be not transferable except by will or by the laws of descent or distribution or unless determined otherwise by our board of directors or the compensation committee.

     The plan provides that all stock issued under the plan will be subject to a right of first refusal in favor of Horizon Telcom. Under the right of first refusal, each holder of stock issued under the plan must offer the stock to Horizon Telcom prior to selling it to a third party. If Horizon Telcom declines to purchase the stock, the stockholder may sell the stock to the third party, but the stock will remain subject to the Horizon Telcom right of first refusal. The right of first refusal shall cease to apply upon the completion of an underwritten initial public offering of Horizon Telcom's capital stock registered under the Securities Act.

     The plan contains provisions that give the compensation committee or our board of directors or the acquiring entity's board of directors discretion to take specified actions if Horizon Telcom is acquired, unless the individual option grants provide otherwise. Those actions can include the authorization to purchase option grants from plan participants, or make adjustments or modifications to outstanding options granted to protect and maintain the rights and interests of the plan participants or, upon notice to optionees, require that all options must be exercised within a specified number of days and thereafter the option will terminate. The board may provide for acceleration of options upon the occurrence of events specified in the option agreement. To date, all individual option grants have provided that the options will accelerate and become fully exercisable upon an acquisition of Horizon Telcom.

Horizon PCS 2000 Stock Option Plan

     The Horizon PCS Stock Option Plan has been adopted by Horizon PCS' board of directors and stockholders. That option plan permits the granting of both incentive stock options and nonqualified stock options to employees. The aggregate number of shares of common stock that may be issued pursuant to options granted under the option plan is 7,500,000 shares of Horizon PCS class A common stock and 4,196,884 shares of Horizon PCS class B common stock, subject to adjustments in the event of certain changes in the outstanding shares of common stock. On December 1, 1999, Horizon PCS' subsidiary, Horizon Personal Communications, granted options to purchase 3,588,000 shares of its class B common stock with an exercise price of $0.1414 per share to 13 individuals under its 1999 Stock Option Plan. After Horizon PCS was incorporated, it issued options to replace those initial options, on the same economic terms adjusted for the fact that Horizon Personal Communications was a subsidiary. After taking into account the adjustment, Horizon PCS issued 4,196,884 substituted options on its class B common stock at an exercise price of $0.1209. In November 2000, Horizon PCS granted options to purchase 116,971 shares of Horizon PCS' class A common stock at an exercise price of $5.88 per share.

     The Horizon PCS option plan will be administered by its board of directors or a compensation committee appointed by its board of directors, which will be authorized, subject to the provisions of the option plan, to grant options and establish rules and regulations as it deems necessary for the proper administration of the option plan and to make whatever determinations and interpretations it deems necessary or advisable.

     An incentive option may not have an exercise price less than the fair market value of the common stock on the date of grant or an exercise period that exceeds ten years from the date of grant. In the case of option holders that own more than 10% of Horizon PCS' stock, the exercise price for an incentive option cannot be less than 110% of the fair market value of the common stock on the date of grant and the exercise period cannot exceed five years from the date of grant. Incentive options are also subject to other limitations, which allow the option holder to qualify for favorable tax treatment. Nonqualified options may have an exercise price of less than, equal to or greater than the fair market value of the underlying common stock on the date of grant but are limited to an exercise period of no loner than ten years. However, we will not grant non-qualified options with an exercise price less than 85% of fair market value of the common stock on the date of the grant.

     The board of directors or the compensation committee will determine the persons to whom options will be granted and the terms, provisions, limitations and performance requirements of each option granted, and the exercise price of an option.

     An option will not be not transferable except by will or by the laws of descent or distribution or unless determined otherwise by our board of directors or the compensation committee.

     Unless previously exercised, a vested option granted under the Horizon PCS option plan will terminate automatically:

     o twelve months after the employee's termination of employment by reason of disability or death; and

     o three months after an employee's termination of employment for reasons other than disability or death.

     The plan contains provisions that give the Horizon PCS compensation committee or board of directors or the acquiring entity's board of directors discretion to take specified actions if Horizon PCS is acquired, unless the individual option grants provide otherwise. Those actions can include the authorization to purchase option grants from plan participants, or make adjustments or modifications to outstanding options granted to protect and maintain the rights and interests of the plan participant or accelerate the vesting of outstanding options. To date, all individual option grants have provided that the options will accelerate and become fully exercisable upon an acquisition of Horizon PCS.

     The Horizon PCS board of directors has adopted a policy to the effect that, for at least one year from March 27, 2001, 3,000,000 of the shares authorized to be issued under the plan are subject to the condition that they must either be issued to non-promoter employees (as defined in the North American Securities Administration Association's statement of policy on options and warrants) or at an exercise price no less than $5.88 per share. The Horizon PCS board also has undertaken not to grant options (other than under the Horizon PCS 2000 Stock Option Plan) with a term of longer than 5 years until the class A common stock is listed on either the New York Stock Exchange, the American Stock Exchange, or the NASDAQ National Market.

     None of our named executive officers were granted stock options during fiscal year 2001. Additionally, none of our named executive officers exercised stock options in the fiscal year ended December 31, 2001. The following table sets forth information concerning the number and value of unexercised options held by each of our named executive officers on December 31, 2001. There was no public market for our common stock as of December 31, 2001. Accordingly, the fair market value on December 31, 2001, is based on an average assumed value of $100 per share of Horizon Telcom common stock and $5.39 per share of Horizon PCS common stock. This valuation at December 31, 2001, does not represent the actual value of our stock at December 31, 2001.


                 Aggregated Option Exercises In Fiscal Year 2001
                     And 2001 Fiscal Year-End Option Values

                                                Number of Securities               Value of Unexercised
                                               Underlying Unexercised                  In-The-Money
                                               Options At Year End (#)          Options At Year End ($) (1)
  Name                                       Exercisable      Unexercisable     Exercisable      Unexercisable
  ----                                    ---------------   --------------------------------   ---------------
  Thomas McKell................................   --                --               --                --
  William A.McKell......................          706,206*          907,980*       3,721,708*        4,785,053*
  Peter M. Holland......................          706,206*          907,980*       3,721,708*        4,785,053*
  Joseph E. Corbin......................          117,701*           70,621*         620,285*          372,171*
  Monesa S. Skocik.............................   117,701*           70,621*         620,285*          372,171*

-------------
* Represents options to purchase Horizon PCS class A common stock.
(1) Based on an assumed value of $100.00 per share of Horizon Telcom stock and $5.39 per share for Horizon PCS stock.


Pension Plan

     This table shows the estimated annual benefits payable upon retirement at age 65 in the September 1, 2001 plan year under The Chillicothe Telephone Company Salaried Employees' Pension Plan and Trust Agreement, a non-contributory qualified defined benefit plan. Benefits from the plan are payable upon retirement in monthly installments for the life of the participant.



                        ----------------------------------------------------------------------------------------------
                                                              Years of Service
                        ----------------------------------------------------------------------------------------------
Remuneration                     15                20                  25                30                  35

       $125,000              18,750              25,000              31,250             37,500             43,750
        150,000              22,500              30,000              37,500             45,000             52,500
        175,000              25,500              34,000              42,500             51,000             59,500
        200,000              25,500              34,000              42,500             51,000             59,500
        225,000              25,500              34,000              42,500             51,000             59,500
        250,000              25,500              34,000              42,500             51,000             59,500
        300,000              25,500              34,000              42,500             51,000             59,500
        400,000              25,500              34,000              42,500             51,000             59,500
        450,000              25,500              34,000              42,500             51,000             59,500
        500,000              25,500              34,000              42,500             51,000             59,500

     The remuneration shown above is the annual equivalent of an average of monthly rates of pay. The benefits shown above are based on the sum of the highest five consecutive monthly rates of pay in effect on each July 1 during the final ten plan years divided by five. The benefit stated in the table will not be reduced by Social Security or other amounts received by a participant. The benefits in the table would be paid in the form of a joint and 50% survivor annuity.

     For the September 1, 2001 plan year, the July 1, 2001 monthly rate of pay is limited to $14,167, which is equivalent to an annual pay of $170,000. Compensation in excess of this amount will not be taken into account for benefit calculation purposes. Along these lines, years of benefit service in excess of 40 years will not be taken into account for benefit calculation purposes.

     The pension plan was amended on November 11, 2000. This amendment increased the minimum benefit from $32.00 per month times years of benefit service to $35.00 per month times years of benefit service. This minimum does not apply for any of the benefits listed in the table above.

     The number of years of credited service certain executive officers have accrued under the pension plan as of the most recent fiscal year end are:


                            Name                    Years of Service
                  -----------------------    -----------------------
                  Thomas McKell                          46.6
                  William A. McKell                      11.6
                  Jack E. Thompson                       34.0
                  Phoebe McKell                          23.6


     Thomas McKell is an active employee, but he is currently eligible to retire. Mr. Thompson is retired and receives retirement benefits under the pension plan. Horizon PCS employees do not now participate in this plan, although several current employees of Horizon PCS who formerly were employees eligible to participate, including William McKell, have vested pension benefits under this plan.

Indemnification Of Officers and Directors

Horizon Telcom

     The regulations of Horizon Telcom provide for indemnification of officers and directors, as described below:

     Actions Not by the Company. Horizon Telcom shall indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative, other than an action by or in the right of the Company, by reason of the fact that he is or was a director or officer of Horizon Telcom or is or was serving at the request of Horizon Telcom as a director, officer, partner, or trustee of another corporation, domestic or foreign, nonprofit or for profit, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit, or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, he had reasonable cause to believe that his conduct was unlawful.

     Actions by the Company. Horizon Telcom shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of Horizon Telcom to procure a judgment in its favor by reason of the fact that he is or was a director or officer of the Company, or is or was serving at the request of Horizon Telcom as a director, officer, partner, or trustee of another corporation, domestic or foreign, nonprofit or for profit, partnership, joint venture, trust, or other enterprise against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, except that no indemnification shall be made in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to Horizon Telcom unless, and only to the extent that, the court of common pleas, or the court in which such action or suit was brought, shall determine upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses as the court of common pleas or such other court shall deem proper.

     Indemnification for Expenses. To the extent that a person indemnified by right or at the option of Horizon Telcom under the above bylaw provisions has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in said sections, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses, including attorneys' fees, actually and reasonably incurred by him in connection therewith.

     Determination of Indemnification. Any indemnification under these bylaw provisions, unless ordered by a court, shall be made by Horizon Telcom only as authorized in the specific case upon a determination that indemnification of the indemnified person is proper in the circumstances because he has met the applicable standard of conduct set forth in the bylaws. Such determination shall be made (a) by a majority vote of a quorum consisting of directors of Horizon Telcom who were not and are not parties to or threatened with any such action, suit, or proceeding, or (b) if such a quorum is not obtainable or if a majority vote of a quorum of disinterested directors so directs, in a written opinion by independent legal counsel, other than an attorney or a firm having associated with it an attorney who has been retained by or who has performed services for Horizon Telcom or any person to be indemnified, within the past five years, or
(c) by the shareholders, or (d) by the court of common pleas or the court in which such action, suit, or proceeding was brought. Any determination made by the disinterested directors under clause (a) or by independent legal counsel under clause (b) shall be promptly communicated to the person who threatened or brought the action or suit by or in the right of the Company, and within ten days after receipt of such notification, such person shall have the right to petition the court of common pleas or the court in which such action or suit was brought to review the reasonableness of such determination.

     Advances of Expenses. Expenses, including attorneys' fees, incurred in defending any action, suit, or proceeding referred to in the above bylaw provisions may be paid by Horizon Telcom in advance of the final disposition of such action, suit, or proceeding as authorized by the board of directors in the specific case upon receipt of an undertaking by or on behalf of the indemnified person to repay such amount, unless it shall ultimately be determined that he is entitled to be indemnified by Horizon Telcom as authorized in the above bylaw provisions. No holder shall have the right to question such expenses paid so long as the board of directors has authorized such payment and the aforementioned undertaking has been received by the Company; provided that the restriction contained in this sentence shall not be construed to restrict a shareholder's right to question the reasonableness of the ultimate determination of indemnification as described above under "Determination of Indemnification."

     Indemnification Not Exclusive. The indemnification provided by the bylaws shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under the articles, or any agreement, vote of shareholders or disinterested directors, statute (as now existing or as hereafter enacted or amended), or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office and shall continue as to a person who has ceased to be a director, officer, partner, trustee, or other indemnified capacity and shall inure to the benefit of the heirs, executors, and administrators of such a person.

     Insurance. Horizon Telcom is authorized under the bylaws to purchase and maintain insurance on behalf of any person who is or was a director, officer, trustee, employee, or agent of the Company, or is or was serving at the request of Horizon Telcom as a director, officer, partner, trustee, employee, or agent of another corporation, domestic or foreign, nonprofit or for profit, partnership, joint venture, trust, or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not Horizon Telcom has the obligation or power to indemnify him against such liability under the bylaws. Horizon Telcom has purchased such insurance covering the officers and directors.

     Definitions. As used in the bylaws, references to "Company" includes all constituent corporations in a consolidation or merger and the new or surviving corporation, so that any person who is or was a director or officer of such a constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, partner, trustee, or other indemnified capacity of another corporation, domestic or foreign, nonprofit or for profit, partnership, joint venture, trust, or other enterprise, shall stand in the same position under this section with respect to the new or surviving corporation as he would if he had served the new or surviving corporation in the same capacity.

Horizon PCS

     Horizon PCS' certificate of incorporation limits the liability of Horizon PCS directors to the maximum extent permitted by Delaware law. Horizon PCS' certificate of incorporation provides that Horizon PCS shall indemnify our directors and executive officers and may indemnify its other officers and employees and agents and other agents to the fullest extent permitted by law. Horizon PCS' certificate of incorporation also permits it to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of actions in his or her official capacity.

     Horizon PCS intends to enter into agreements to indemnify its directors and officers in addition to indemnification provided for in its certificate of incorporation. These agreements will indemnify its directors and officers for certain expenses, including attorneys' fees, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding, including any action by Horizon PCS or in its right, arising out of that person's services as a director or officers of Horizon PCS, any subsidiary of Horizon PCS, or any other company or enterprise to which the person provides services at Horizon PCS' request. In addition, Horizon PCS has directors' and officers' insurance providing indemnification for certain of its directors, officers and employees for these types of liabilities. Horizon PCS believes that these provisions, agreements and insurance are necessary to attract and retain qualified directors and officers.

     At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of Horizon PCS where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for indemnification.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires Horizon Telcom's executive officers, directors and persons who beneficially own more than 10% of Horizon Telcom's stock ("reporting persons") to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Horizon Telcom with copies of all Section 16(a) forms they file.

     Based  solely on its review of copes of forms  received  by it  pursuant to
Section 16(a) of the Exchange Act or written representations from reporting persons, Horizon Telcom believes that with respect to 2001, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Whited filed one late Form 3 and Mr. Gates failed to file a Form 3 prior to his resignation as a director.

     The following table sets forth information regarding the beneficial ownership of our voting securities, as of December 31, 2001 by:

     o each person who, to our knowledge, is the beneficial owner of 5% or more of a class of our outstanding common stock;

     o    each of our directors;

     o    each of the executive officers; and

     o    all executive officers and directors as a group.

     Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. A person is deemed to be the beneficial owner of any shares of common stock if that person has or shares voting power or investment power with respect to the common stock, or has the right to acquire beneficial ownership at any time within 60 days of the date of the table. "Voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.


                                             Class A Common Stock (1)                  Class B Common Stock (1)
                                       -------------------------------------     -------------------------------------
Name and Address (2)                         Number             Percent               Number             Percent
--------------------                         ------             -------               ------             -------

Robert McKell                                 2,079             2.32%                  4,463              1.6%
Thomas McKell (3)                             7,638              8.4%                 20,620              7.6%
Peter M. Holland (4)                            290                *                     875                *
Jack E. Thompson (5)                            423                *                   1,368                *
William A. McKell (6)                         1,274              1.4%                  3,800              1.4%
Phoebe H. McKell (7)                          2,625              2.9%                  7,969              2.9%
Joseph S. McKell (8)                          8,993              9.9%                 26,979              9.9%
David McKell (9)                              9,294             10.3%                 27,882             10.3%
Helen M. Sproat (10)                          6,165              6.8%                 17,735              6.5%
John E. Herrnstein (11)                         105                *                     343                *
Joseph G. Kear (12)                             230                *                     784                *
Larry A. Gates                                   --               --                      --               --
Jerry B. Whited                                  --               --                      --               --

All Executive Officers and Directors         39,116             43.2%                112,818              41.5%
as a Group (13 persons) (13)

---------------------
* Less than one percent.

(1) Holders of class A common stock are entitled to one vote per share. Holders of class B common stock do not have voting rights, except as otherwise required by law.
(2) The address for Horizon Telcom, Inc. and each executive officer and director is 68 E. Main Street, Chillicothe, Ohio 45601-0480.
(3) Includes 6,623 shares of class A common stock and 17,575 shares of class B common stock held by a trust. Mr. McKell shares voting and investment power over these shares. A separate trust owns 1,015 shares of class A common stock and 3,045 shares of class B common stock. Mr. McKell's wife shares voting and investment power over these shares. Mr. McKell disclaims beneficial ownership of the shares owned by his wife.
(4) Includes 290 shares of class A stock and 870 shares of class B common stock received as a bonus during 2001.
(5)  Includes  213  shares  of class A common  stock  and 639  shares of class B common stock owned by Mr. Thompson's spouse. Mr. Thompson disclaims beneficial ownership of these shares. Includes 57 shares of class B common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of the date hereof.
(6) Includes 400 shares of class A common stock and 1,200 shares of class B common stock held by Mr. McKell's spouse and their children. Mr. McKell disclaims beneficial ownership of those shares. Includes 259 shares of class A stock and 750 shares of class B common stock received as a bonus during 2001.
(7) Includes 80 shares of class A common stock and 240 shares of class B common stock held by Ms. McKell's spouse. Ms. McKell disclaims beneficial ownership of these shares. Includes 57 shares of class B common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of the date hereof.
(8) Includes 415 shares of class A common stock and 1,245 shares of class B common stock owned by Dr. McKell's spouse. Dr. McKell disclaims beneficial ownership of these shares.
(9) These shares are owned by a Trust. Dr. McKell shares voting and investment powers over these shares. Dr. McKell disclaims beneficial ownership of these shares.
(10) Includes 385 shares of class A common stock and 115 shares of class B common stock held by Ms. Sproat's spouse. Ms. Sproat disclaims beneficial ownership of these shares.
(11) Includes 94 shares of class B common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of the date hereof.
(12) Includes 57 shares of class B common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of the date hereof.
(13) Includes 264 shares of class B common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of the date hereof.

ITEM 13.  Certain Relationships and Related Transactions

Service Agreements With Horizon Telcom Subsidiaries

     HPC and Bright PCS, wholly-owned subsidiaries of our majority-owned subsidiary Horizon PCS, have entered into service agreements with Horizon Services, Inc. and a separate services agreement with Horizon Technology, Inc., Horizon Services and Horizon Technology, Inc. (formerly United Communications, Inc.). Horizon Services and Horizon Technology are both wholly-owned subsidiaries of Horizon Telcom.

     Under the agreement with Horizon Services, Horizon Services provides services to HPC and Bright PCS including insurance functions, billing services, accounting services, computer access and other customer relations, human resources, and other administrative services that HPC and Bright PCS would otherwise be required to undertake on their own. These agreements have a term of three years, with the right to renew the agreement for additional one-year terms each year thereafter. Horizon PCS has the right to terminate each agreement during its term by providing 90 days written notice to Horizon Services. Horizon Services may terminate the agreement prior to its expiration date only in the event that Horizon PCS breaches its obligations under the services agreement and the breach is not cured within 90 days after Horizon PCS receives written notice of breach from Horizon Services. Horizon Services is entitled to the following compensation from HPC for services provided:

     o    direct labor charges at cost; and

     o expenses and costs which are directly attributable to the activities covered by the agreement on a direct allocation basis.

     The agreement provides that Horizon Services' obligations do not relieve HPC of any of its rights and obligations to their customers and to regulatory authorities having jurisdiction over them. Additionally, Horizon Services, upon request, is required to provide HPC with access to Horizon Services' records with respect to the provision of services, and Horizon Services is also required to provide regular reports to Horizon Personal Communications, as it may request. Horizon Services received compensation from HPC of approximately $6.2 million, $4.4 million and $815,000 in the years ending December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, Horizon PCS had a receivable from Horizon Services of approximately $101,000. As of December 31, 2001, Horizon PCS had a receivable from Horizon Telcom of approximately $484,000. Horizon Services also provides administrative services to Bright PCS.

     HPC, a subsidiary of Horizon PCS, entered into a services agreement with Horizon Technology, Inc., a wholly-owned subsidiary of Horizon Telcom. Under the services agreement, HPC provided services to Horizon Technology including customer activation and deactivation, customer care support and other administrative services that Horizon Technology would otherwise have been required to undertake on its own. Under the agreement, Horizon Technology paid HPC $4,000 each month of the term of the services agreement. This agreement was terminated in August 2001. Horizon Technology paid a total of $32,000 to HPC during 2001.

Sale of Assets to Affiliate

     On April 1, 2000, Horizon PCS transferred the assets and contractual rights that made up its Internet, long distance and other businesses unrelated to the PCS wireless operations to Horizon Technology, a subsidiary of Horizon Telcom, for a purchase price of approximately $708,000. Horizon Technology paid the purchase price by delivering a promissory note with an interest rate equal to the applicable federal rate, which was 6.0%. The note was repaid in 2001.

Office Lease

     Horizon PCS leases its principal office space, the space for one of its retail locations and the space for certain equipment from The Chillicothe Telephone Company, a wholly owned subsidiary of Horizon Telcom. The monthly rental payments under the lease are $10,000. Prior to signing the lease agreement in May 2000, Horizon PCS rented the office space from The Chillicothe Telephone Company under a month-to-month rental arrangement. Under this lease, Horizon PCS paid The Chillicothe Telephone Company $120,000, $97,500 and $22,300 in 2001, 2000, and 1999, respectively. We believe that the lease was made on terms no less favorable to Horizon PCS than would have been obtained from a non-affiliated third party. The lease term expires in May 2005. Horizon PCS has the option to renew the lease for an additional two year period. It is the expectation of management that the lease will be renewed.

Stock Grant

     In 2001, Horizon PCS distributed the remaining 2% of the Horizon Telcom stock that it owned to a group of its officers and key employees in the form of a bonus. Recipients included William A. McKell, who received 259 shares of Horizon Telcom's class A common stock and 750 shares of Horizon Telcom's class B common stock, Peter M. Holland, Monesa S. Skocik and Joseph E. Corbin who each received 290 shares of Horizon Telcom's class A common stock and 870 shares of Horizon Telcom's class B common stock.

Tax-Sharing Agreement

     In 1997, Horizon Telcom entered into a tax-sharing agreement with its subsidiaries, including Horizon Personal Communications (now a subsidiary of Horizon PCS). This agreement provides that Horizon Telcom and its subsidiaries will file a consolidated tax return as long as they are eligible to do so and that subsidiaries will be paid for the amount of their taxable net operating losses used by Horizon Telcom to offset taxable income. During 1999, Horizon PCS had taxable net operating losses of $16.5 million and received an aggregate of $5.2 million from Horizon Telcom under the agreement. During 2000, Horizon PCS had taxable net income of $18.6 milion and paid an aggregate of $2.2 million to Horizon Telcom under the agreement. Due to the sale by Horizon PCS of convertible preferred stock in September 2000, Horizon PCS is no longer included in the consolidated tax return of Horizon Telcom. This change in tax status is referred to as a tax deconsolidation. The tax-sharing agreement provides that Horizon Telcom will indemnify Horizon PCS to the extent of any aggregate tax liability in excess of $11.5 million related to the tax deconsolidation and the dividend of the Horizon Telcom stock. As of December 31, 2001, Horizon PCS had a receivable from Horizon Telcom of approximately $484,000. As of December 31, 2000, Horizon PCS had a payable to Horizon Telcom of approximately $338,000.


                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The  following  documents  are filed as part of this annual  report on Form
     10-K:

     1.   Financial Statements

     Report of Independent Public Accountants, Consolidated Balance Sheets as of December 31, 2001 and 2000, Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999, Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended December 31, 2001, 2000 and 1999, Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999, and Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts

     3. Exhibits

     See the Index to Exhibits immediately preceding the exhibits filed with this Report.

(b)  Reports on Form 8-K:

     There were no Reports on Form 8-K filed by the Registrant during the fourth quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TELCOM, INC.


By:/s/ THOMAS MCKELL                                 March 20, 2002
   -----------------------
Thomas McKell
President, Director; President of
Chillicothe Telephone


Date:  March 20, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



              NAME                             TITLE                              DATE


/s/ THOMAS MCKELL                   President, Director; President of      March 20, 2002
-------------------------------     Chillicothe Telephone
Thomas McKell
(Principal Executive Officer)


/s/ PETER M. HOLLAND                Vice President of Finance and ,        March 20, 2002
-------------------------------     Treasurer, Director
Peter M. Holland


                                    Chairman of the Board, Director        March 20, 2002
-------------------------------
Robert McKell


/s/ JACK E. THOMPSON                Secretary, Director                    March 20, 2002
-------------------------------
Jack E. Thompson


/s/ PHOEBE H. MCKELL                Director                               March 20, 2002
-------------------------------
Phoebe H. McKell


                                    Director                               March 20, 2002
-------------------------------
Joseph S. McKell


                                    Director                               March 20, 2002
-------------------------------
David McKell


                                    Director                               March 20, 2002
-------------------------------
Helen M. Sproat


                                    Director                               March 20, 2002
-------------------------------
John E. Herrnstein


/s/ JOSEPH G. KEAR                  Director                               March 20, 2002
-------------------------------
Joseph G. Kear


s/ JERRY B. WHITED                  Director                               March 20, 2002
-------------------------------
Jerry B. Whited

                                INDEX TO EXHIBITS

EXHIBIT NO.  DESCRIPTION

3.1**        Articles of Incorporation of Horizon Telcom, Inc.

3.2**        Bylaws of Incorporation of Horizon Telcom, Inc.

4.1**        Form of Stock Certificate.

4.2* Indenture dated as of September 26, 2000 between Horizon PCS, Inc., Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC and Wells Fargo Bank Minnesota, National Association.

4.3* A/B Exchange Registration Rights Agreement made as of September 26, 2000 by and among Horizon PCS, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation and First Union Securities, Inc.

4.4*         Form of Registered Note (included in Exhibit 4.2).

4.5*         Note Guarantee of Horizon Personal Communications, Inc.

4.6*         Note Guarantee of Bright Personal Communications Services, LLC.

4.7 Indenture dated December 7, 2001 by and among Horizon PCS, Inc., as Issuer, Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, as Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit No. 10.45 filed with the Registration Statement on Form S-1 of Horizon PCS, Inc. (File No. 333-51240)).

10.1* Form of Employment Agreement, dated September 26, 2000, by and between Horizon PCS, Inc. and William A. McKell.

10.2* Form of Employment Agreement, dated September 26, 2000, by and between Horizon PCS, Inc. and Peter M. Holland.

10.3*+ Sprint PCS Management Agreement between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc., dated June 8, 1998.

10.3.1* Letter Agreement dated July 3, 2000 between Sprint Spectrum L.P., and Horizon Personal Communications, Inc.

10.3.2 Addendum VI to Sprint PCS Management Agreement between the Registrant and Sprint PCS, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 24,
             2001).

10.3.3+ Addendum V to Sprint PCS Management Agreement between the Registrant and Sprint PCS, Inc. (incorporated herein by reference to Exhibit 10.3.1 to the Registration Statement on Form 10/A of Horizon Telcom, Inc. (File No. 000-32617)).

10.4*+ Sprint PCS Services Agreement between Sprint Spectrum L.P. and Horizon Personal Communications, Inc., dated June 8, 1998.

10.5* Sprint Trademark and Service Mark License Agreement between Sprint Communications Company, L.P. and Horizon Personal Communications, Inc., dated June 8, 1998.

EXHIBIT NO.  DESCRIPTION

10.6* Sprint Spectrum Trademark and Service Mark License Agreement between Sprint Spectrum L.P. and Horizon Personal Communications, Inc., dated June 8, 1998.

10.7*+       Sprint  PCS  Management   Agreement   between   Wirelessco,   L.P.,
             SprintCom,   Inc.,  Sprint  Spectrum,   L.P.  and  Bright  Personal
             Communications Services, LLC, dated October 13, 1999.

10.8* Sprint PCS Services Agreement between Sprint Spectrum, L.P. and Bright Personal Communications Services, LLC, dated October 13, 1999.

10.9* Sprint Trademark and Service Mark License Agreement between Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC, dated October 13, 1999.

10.10* Sprint Spectrum Trademark and Service Mark License Agreement between Sprint Spectrum, L.P. and Bright Personal Communications Services, LLC, dated October 13, 1999.

10.19*+ Network Services Agreement by and between West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C. and Horizon Personal Communications, Inc., dated August 12, 1999.

10.19.1**    First Amendment to Network  Services  Agreement by and between West
             Virginia  PCS  Alliance,  L.C.,  Virginia  PCS  Alliance,  L.C. and
             Horizon Personal Communications, Inc., dated as of June 18, 2000.

10.19.2 Amendment to Network Services Agreement by and among the Registrant, West Virginia PCS Alliance, L.C. and Virginia PCS Alliance, L.C. (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 24, 2001).

10.21*+ PCS CDMA Product Supply Contract by and between Motorola, Inc. and Horizon Personal Communications, Inc.

10.25*       Horizon PCS, Inc. 2000 Stock Option Plan.

10.25.1**    Horizon Telcom, Inc. 1999 Stock Option Plan.

10.26*+      Site   Development   Agreement  by  and  between  Horizon  Personal
             Communications, Inc. and SBA Towers, Inc., dated August 17, 1999.

10.27*+ Master Site Agreement by and between SBA Towers, Inc. and Horizon Personal Communications, Inc., dated July 1999.

10.28*+ Master Design Build Agreement by and between Horizon Personal Communications, Inc. and SBA Towers, Inc., dated August 17, 1999.

10.29*+ Master Site Agreement by and between SBA Towers, Inc. and Bright Personal Communications Services, LLC, dated October 1, 1999.

10.30*+ Master Design Build Agreement by and between Bright Personal Communications Services, LLC and SBA Towers, Inc., dated October 1, 1999.

10.31* Services Agreement, dated May 1, 2000, between Horizon Personal Communications, Inc. and Horizon Services, Inc.

10.32*       Lease  Agreement,   dated  May  1,  2000  between  The  Chillicothe
             Telephone Company and Horizon Personal Communications, Inc.

EXHIBIT NO.  DESCRIPTION

10.33* Services Agreement, dated May 1, 2000 between Horizon Personal Communications, Inc. and United Communications, Inc.

10.34*       Form of Horizon PCS, Inc. Indemnification Agreement.

10.35* Amended and Restated Tax Allocation Agreement dated May 1, 2000 by and among Horizon Telcom, Inc., The Chillicothe Telephone Company, Horizon Personal Communications, Inc., United Communications, Inc., Horizon Services, Inc., and Horizon PCS, Inc.

10.35.1* First Amendment to the Amended and Restated Tax Allocation Agreement dated as of September 26, 2000 by and among Horizon Telcom, Inc., The Chillicothe Telephone Company, Horizon Personal Communications, Inc., United Communications, Inc., Horizon Services, Inc., and Horizon PCS, Inc.

10.37* Securities Purchase Agreement dated September 26, 2000 by and among Horizon PCS, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund, II, L.P. and First Union Capital Partners, LLC.

10.38* Investors Rights and Voting Agreement dated September 26, 2000 by and among Horizon PCS, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and First Union Capital Partners, LLC.

10.39* Registration Rights Agreement dated September 26, 2000 by and among Horizon PCS, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and First Union Capital Partners, LLC.

10.40* Credit Agreement, dated as of September 26, 2000, by and among Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain Subsidiaries of the Parent, the several banks and other financial institutions as may from time to time become parties to this Agreement, First Union National Bank, as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger and Fortis Capital Corp., as Documentation Agent.

10.40.1* First Amendment to Credit Agreement and Assignment, dated November 20, 2000, by and among Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain Subsidiaries of the Parent, Existing Lenders, New Lenders, First Union National Bank, as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger, and Fortis Capital Corp., as Documentation Agent.

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

EXHIBIT NO.  DESCRIPTION

10.40.3 Third Amendment to Credit Agreement and Waiver dated as of November 26, 2001 by and among Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain Subsidiaries of the Parent, the several banks and other financial institutions as may from time to time become parties to the Agreement, First Union National Bank, as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger and Fortis Capital Corp., as Documentation Agent (incorporated by reference to Exhibit 10.40.3 filed with the Registrant's Current Report on Form 8-K filed on November 28, 2001).

10.41* Warrant Agreement dated as of September 26, 2000 between Horizon PCS, Inc. and Wells Fargo Bank Minnesota, National Association.

10.42* Warrant Registration Rights Agreement made as of September 26, 2000 by and among Horizon PCS, Inc., and Donaldson, Lufkin & Jenrette Securities Corporation and First Union Securities, Inc.

10.43** Note Purchase Agreement dated November 1, 1993 by and among The Chillicothe Telephone Company, Northern Life Insurance Company and Northwestern National Life Insurance Company.

10.43.1**    Amendment  dated as of January 1, 1997 by and among The Chillicothe
             Telephone Company, Northern Life Insurance Company and Northwestern
             National Life Insurance Company.

10.44** Note Purchase Agreement dated as of June 1, 1998 by and among The Chillicothe Telephone Company, American Life Insurance Company, and the State Life Insurance Company.

10.44.1**    First  Amendment to Note  Purchase  Agreement  dated as of April 1,
             1999 by and  among  The  Chillicothe  Telephone  Company,  American
             United  Life  Insurance  Company,  and  the  State  Life  Insurance
             Company.

10.45** Business Loan Agreement dated as of March 16, 2001 between The Chillicothe Telephone Company and the Huntington National Bank.

10.46 Pledge and Escrow Agreement dated December 7, 2001 by and among Horizon PCS, Inc., Bright Personal Communications Services, LLC, Wells Fargo and Minnesota, National Association, as Escrow Agent (incorporated by reference to Exhibit No. 10.43 filed with the Registration Statement on Form S-1 of Horizon PCS, Inc. (File No. 333-51240)).

10.47 Registration Rights Agreement dated December 7, 2001 by and among Horizon PCS, Inc., Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC, and Credit Suisse First Boston Corporation, First Union Securities, Inc., Bear, Stearns & Co., Inc. and Lehman Brothers, Inc. (incorporated by reference to Exhibit No. 10.44 filed with the Registration Statement on Form S-1 of Horizon PCS, Inc. (File No. 333-51240))

21***        Subsidiaries of the Company.

99.1***      Letter re: Arthur Andersen.

---------------------
* Incorporated by reference to the Exhibit of the same number filed with the Registration Statement on Form S-4 of Horizon PCS, Inc. (File No. 333-51238).
** Incorporated by reference to the Exhibit of the same number filed with the Registrant's Registration Statement on Form 10 (File No. 000-32617).
***  Filed herewith.
+ The Registrant requested confidential treatment for certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, in connection with the previously filed Registration Statement on Form S-1 of Horizon PCS, Inc. (File No. 333-37516), except Exhibit 10.3.3 for which confidential treatment has been requested under Rule 24b-2 of the Securities Exchange Act of 1934 in connection with this filing.

                              HORIZON TELCOM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    Page

          Report of Independent Public Accountants............................................       F-2

          Consolidated Balance Sheets as of December 31, 2001 and 2000........................       F-3

          Consolidated Statements of Operations for the Years Ended
            December 31, 2001, 2000 and 1999..................................................       F-5

          Consolidated Statements of Changes in Stockholders' Equity (Deficit)
            for the Years Ended December 31, 2001, 2000 and 1999..............................       F-6

          Consolidated Statements of Cash Flows for the Years Ended
            December 31, 2001, 2000 and 1999..................................................       F-7

          Notes to Consolidated Financial Statements, as of December 31, 2001 and 2000,
            and for the Years Ended December 31, 2001, 2000 and 1999..........................       F-9


          Financial Statement Schedule - Valuation and Qualifying Accounts....................      F-35


Report of Independent Public Accountants


To the  Board  of  Directors  and  Stockholders  of  Horizon  Telcom,  INC.  AND
SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of HORIZON TELCOM, INC. (an Ohio corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Telcom, INC. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                /s/ ARTHUR ANDERSEN LLP



Columbus, Ohio,
February 12, 2002 (except with respect to the matter discussed in Note 20, as to which the date is March 27, 2002)

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2001 and 2000
-------------------------------------------------------------------------------

                                                                                         2001              2000
                                                                                      -----------      ------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents..................................................     $   127,154,227   $   192,011,997
   Restricted cash............................................................          24,597,222                --
   Accounts receivable - subscriber, less allowance for doubtful accounts of
     $2,662,000 in 2001 and $1,801,000 in 2000................................          15,275,708         4,527,098
   Accounts receivable - interexchange carriers, access charge pools and other,
     less allowance for doubtful accounts of $478,000 in 2001 and $90,000 in 2000        5,691,105         6,802,530
   Inventories................................................................           6,512,026         6,756,789
   Taxes applicable to future years, prepayments, investments and other.......           2,322,646         8,025,451
                                                                                   ---------------   ---------------
         Total current assets.................................................         181,552,934       218,123,865
                                                                                   ---------------   ---------------

INVESTMENTS:
   Securities available-for-sale..............................................           3,537,720                --
   Other investments..........................................................             227,852           387,169
                                                                                   ---------------   ---------------
         Total investments....................................................           3,765,572           387,169
                                                                                   ---------------   ---------------

OTHER ASSETS:
   Intangibles, net...........................................................          42,840,534        45,299,867
   Goodwill, net..............................................................           7,191,180         7,580,067
   Restricted cash............................................................          24,062,500                --
   Unamortized debt issuance costs, prepaid pension costs and other...........          29,223,926        19,367,136
                                                                                   ---------------   ---------------
         Total other assets...................................................         103,318,140        72,247,070
                                                                                   ---------------   ---------------

PROPERTY, PLANT AND EQUIPMENT, NET ...........................................         289,277,220       175,541,739
                                                                                   ---------------   ---------------

              Total assets....................................................     $   577,913,866   $   466,299,843
                                                                                   ===============   ===============





(Continued on next page)

HORIZON TELCOM, INC. AND SUBSIDIARIES

As of December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                         2001              2000
                                                                                   ---------------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Lines of credit............................................................     $    19,167,338   $     12,767,338
   Current maturities of long-term debt.......................................           2,000,000          2,000,000
   Accounts payable...........................................................           9,933,862         13,323,743
   Accounts payable - interexchange carriers and access charge pools..........           1,895,452          1,763,271
   Payable to Sprint PCS......................................................          10,244,529          4,959,128
   Deferred PCS service revenue...............................................           3,712,734          1,015,701
   Accrued taxes..............................................................           4,842,912          2,960,489
   Accrued vacation and payroll...............................................           2,441,434          1,788,137
   Other accrued liabilities..................................................          26,542,875         24,277,001
                                                                                   ---------------   ----------------
         Total current liabilities............................................          80,781,136         64,854,808
                                                                                   ---------------   ----------------

LONG-TERM DEBT AND OTHER LIABILITIES:
   Deferred Federal income taxes, net.........................................           4,632,157          3,295,462
   Deferred income............................................................          13,678,270         10,844,378
   Postretirement benefit obligation..........................................           5,756,305          4,717,774
   Long-term debt.............................................................         402,055,643        205,283,104
   Other long-term liabilities................................................           2,137,675            264,138
                                                                                   ---------------   ----------------
         Total long-term debt and other liabilities...........................         428,260,050        224,404,856
                                                                                   ---------------   ----------------
           Total liabilities..................................................         509,041,186        289,259,664
                                                                                   ---------------   ----------------

MINORITY INTEREST.............................................................                  --            983,883

CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY.....................................         145,349,043        134,421,881

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock - class A, no par value, 200,000 shares authorized, 99,726
     shares issued, stated at $4.25 per share.................................             423,836            423,836
   Common stock - class B, no par value, 500,000 shares authorized, 299,301
     shares issued, stated at $4.25 per share.................................           1,272,029          1,272,029
   Treasury stock - 36,698 and 43,938 shares in 2001 and 2000, respectively, at
     cost.....................................................................          (5,504,700)        (6,624,962)
   Accumulated other comprehensive income, net................................           1,332,044                 --
   Additional paid-in capital.................................................          72,188,904         72,588,577
   Deferred compensation......................................................          (1,079,610)        (1,503,889)
   Retained deficit...........................................................        (145,108,866)       (24,521,176)
                                                                                   ---------------   ----------------
           Total stockholders' equity (deficit)...............................         (76,476,363)        41,634,415
                                                                                   ---------------   ----------------
              Total liabilities and stockholders' equity (deficit)............     $   577,913,866   $    466,299,843
                                                                                   ===============   ================




     The accompanying notes are an integral part of these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


                                                                    2001               2000               1999
                                                              ----------------   -----------------  ----------------
OPERATING REVENUES:
   Wireless Personal Communications Services (PCS) revenue     $   115,905,619   $     26,110,404   $      4,295,433
   PCS equipment sales...................................            7,105,457          3,061,021            600,451
   Basic local, long-distance and other landline.........           19,586,373         20,320,299         19,800,224

   Network access........................................           20,198,336         17,275,754         17,508,729
   Internet access services..............................            3,130,885          3,625,452          3,136,098
   Equipment systems sales, information services, and other
     revenues............................................            4,213,346          3,606,712          4,065,545
                                                              ----------------   ----------------   ----------------
       Total operating revenues..........................          170,140,016         73,999,642         49,406,480
                                                              ----------------   ----------------   ----------------
OPERATING EXPENSES:
   Cost of goods sold....................................           15,559,164         10,497,130          3,472,649
   Cost of services (exclusive of items shown separately
     below)..............................................          115,168,420         41,471,586         18,472,935
   Selling and marketing.................................           50,545,921         19,626,803          5,568,712
   General and administrative (exclusive of items shown
     separately below)...................................           42,961,821         25,636,741         16,804,566
   Non-cash compensation expense.........................            1,149,179            852,718              2,671
   Depreciation and amortization.........................           26,148,564         13,057,587          9,589,410
                                                              ----------------   ----------------   ----------------
       Total operating expenses..........................          251,533,069        111,142,565         53,910,943
                                                              ----------------   ----------------   ----------------
OPERATING LOSS...........................................          (81,393,053)       (37,142,923)        (4,504,463)
                                                              ----------------   ----------------   ----------------
NONOPERATING INCOME (EXPENSE):
   Interest expense, net.................................          (29,565,953)       (12,193,821)        (3,598,275)
   Subsidiary preferred stock dividends..................          (10,929,852)        (2,782,048)                --
   Interest income and other, net........................            3,867,539          4,734,949          1,462,809
                                                              ----------------   ----------------   ----------------
       Total nonoperating income (expense)...............          (36,628,266)       (10,240,920)        (2,135,466)
                                                              ----------------   ----------------   ----------------
LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT
  AND MINORITY INTEREST..................................         (118,021,319)       (47,383,843)        (6,639,929)

INCOME TAX (EXPENSE) BENEFIT.............................           (1,783,166)           895,576          2,158,831

MINORITY INTEREST IN LOSS................................              983,883          2,301,344                 --
                                                              ----------------   ----------------   ----------------
LOSS BEFORE EXTRAORDINARY ITEM...........................         (118,820,602)       (44,186,923)        (4,481,098)

EXTRAORDINARY LOSS, NET OF TAX BENEFIT
  OF $261,863............................................                   --           (486,323)                --
                                                              ----------------   ----------------   ----------------

NET LOSS.................................................      $  (118,820,602)  $    (44,673,246)  $     (4,481,098)
                                                               ===============   ================   ================


Basic and diluted loss per share before extraordinary item     $       (329.59)  $        (127.62)  $         (11.23)
Basic and diluted loss per share from extraordinary item.                   --              (1.41)                --
                                                               ----------------   ----------------   ----------------
Basic and diluted net loss per share.....................      $       (329.59)  $        (129.03)  $         (11.23)
                                                               ===============   ================   ================
Weighted-average common shares outstanding ..............              360,508            346,237            398,904
                                                              ================   ================   ================


     The accompanying notes are an integral part of these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


                                                                   Accumulated
                                                                   Other                                              Total
                                class A   class B                  Comprehen-  Additional  Deferred      Retained     Stockholders'
                                Common    Common      Treasury     sive        Paid-in     Stock Option  Earnings     Equity
                                Stock     Stock       Stock        Income      Capital     Compensation  (Deficit)    (Deficit)
                                --------- ----------- -----------  ----------- ----------  ------------  ---------    --------------

Balance, December 31, 1998....  $423,836  $1,271,506  $        --  $       --  $  131,233 $         --   $32,160,618  $   33,987,193

   Dividends..................         --         --           --          --          --           --   (1,815,014)     (1,815,014)
   Deferred stock compensation         --         --           --          --   2,180,568  (2,180,568)            --              --
   Stock option compensation
     expense..................         --         --           --          --          --        2,671            --           2,671
   Net loss...................         --         --           --          --          --           --   (4,481,098)     (4,481,098)
                                ---------  ---------  -----------   ---------  ---------- ------------  ------------    ------------
Balance, December 31, 1999....  $423,836   1,271,506           --          --   2,311,801  (2,177,897)    25,864,506      27,693,752
                                ---------  ---------- -----------   ---------  ---------- ------------  ------------    ------------
   Acquisition of treasury
     stock....................        --          --  (11,835,000)         --          --           --            --    (11,835,000)
   Acquisition of Bright PCS..        --          --    4,786,800          --  44,512,732           --            --      49,299,532
   Issuance of warrants.......        --          --           --          --  33,600,647           --            --      33,600,647
   Stock option compensation
     expense..................        --          --           --          --     178,710      674,008            --         852,718
   Exercise of stock options..        --         523           --          --       6,857           --            --           7,380
   Stock dividends paid.......        --          --      473,100          --   1,037,666           --   (1,529,072)        (18,306)
   Tax on exchange of stock...        --          --           --          --  (3,696,000)          --            --     (3,696,000)
   Tax on dividend............        --          --           --          --    (363,183)          --   (4,256,817)     (4,620,000)
   Dividends paid.............        --          --           --          --          --           --   (1,793,038)     (1,793,038)
   Stock dividends received...        --          --     (49,862)          --          --           --            --        (49,862)
   Minority interest
     adjustment...............        --          --           --          --  (5,000,653)          --     1,866,491     (3,134,162)
   Net loss...................        --          --           --          --          --           --  (44,673,246)    (44,673,246)
                                ---------  ---------  -----------   ---------  ---------- ------------  ------------  --------------
Balance, December 31, 2000....   423,836   1,272,029  (6,624,962)          --  72,588,577  (1,503,889)  (24,521,176)      41,634,415
                                ---------  ---------  -----------   ---------  ---------- ------------  ------------  --------------

   Stock option compensation
     expense..................         --         --           --          --          --      424,279            --         424,279
   Stock distribution to
     employees................         --         --    1,124,573          --    (399,673)          --            --         724,900
   Treasury stock received
     as a dividend............         --         --      (4,311)          --          --           --             --        (4,311)
   Dividends paid.............         --         --           --          --          --           --   (1,767,088)     (1,767,088)
   Comprehensive Income (Loss):
     Net loss.................         --         --           --          --          --           -- (118,820,602)   (118,820,602)
     Unrealized gain on
       securities available-
       for-sale, net of taxes
       of $1,117,825.........          --         --           --   2,169,895          --           --            --       2,169,895
     Unrealized loss on
     hedging activities,
     net of tax...............         --         --           --   (837,851)          --           --             --      (837,851)
                                  ------- ----------  -----------   ----------  ---------- ------------  -----------   -------------
          Total comprehensive
          income (loss).......         --         --           --   1,332,044          --           --  (118,820,602)  (117,488,558)
                                  ------- ----------  -----------   -----------  ---------- ------------  ----------   -------------
Balance, December 31, 2001....   $423,836 $1,272,029  $(5,504,700) $1,332,044   $72,188,904 $(1,079,610) $(145,108,866)$(76,476,363)
                                  ======= ==========  ===========   =========== =========== ============ ============= =============


The accompanying notes are an integral part of these consolidated financial statements

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                     2001              2000             1999
                                                               ---------------   ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................     $  (118,820,602)  $   (44,673,246) $    (4,481,098)
                                                               ---------------   ---------------  ---------------
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities, net of effect of
   acquisition:
   Depreciation and amortization..........................          26,148,564        13,057,587        9,589,410
   Extraordinary loss, net................................                  --           486,323               --
   Deferred Federal income taxes..........................             218,870          (261,786)      (1,216,364)
   Deferred investment tax credits........................             (55,527)          (69,635)         (82,036)
   Non-cash compensation expense..........................           1,149,179           852,718            2,671
   Non-cash interest expense..............................          19,363,149         5,635,498               --
   Loss (Gain) on disposal of property, plant and equipment          1,296,834            21,277       (5,206,286)
   Non-cash preferred stock dividend of subsidiary........          10,929,852         2,782,048               --
   Minority interest in subsidiary........................            (983,883)       (2,301,344)              --
   Provision for doubtful accounts........................           7,344,007         2,487,170        1,136,099
   Loss on hedging activities.............................             176,322                --               --
   Decrease (Increase) in certain assets:
     Accounts receivable..................................         (16,981,192)       (8,387,769)        (261,645)
     Inventories..........................................             244,763        (2,707,991)        (271,432)
     Taxes applicable to future years, prepayments,
       investments and other..............................           2,807,159        (2,864,492)        (154,586)
   Increase (Decrease) in certain liabilities:
     Accounts payable.....................................           2,027,701        10,529,126         (605,579)
     Deferred income......................................           2,833,892         6,911,554        3,721,837
     Accrued liabilities..................................           4,801,594        18,086,085        3,934,096
     Postretirement benefit obligation....................           1,041,531           495,872          737,838
   Change in other assets and liabilities, net............            (324,829)         (558,907)        (741,996)
                                                               ---------------   ---------------  ---------------
       Total adjustments..................................          62,037,986        44,193,334       10,582,027
                                                               ---------------   ---------------  ---------------
         Net cash provided by (used in) operating
           activities.....................................         (56,782,616)         (479,912)       6,100,929
                                                               ---------------   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net.................................        (132,506,210)     (101,491,729)     (17,799,773)
Increase in restricted cash...............................         (48,659,722)               --               --
Proceeds from sale of fixed assets........................                  --           834,000       20,450,000
Proceeds from redemption of RTFC certificates.............           2,895,646                --               --
Net cash acquired in acquisition of Bright PCS............                  --         4,926,803               --
Investment in joint venture...............................                  --        (1,032,000)      (2,068,000)
                                                               ---------------   ---------------  ---------------
         Net cash provided by (used in) investing
             activities...................................     $  (178,270,286)  $   (96,762,926) $       582,227
                                                               ---------------   ---------------  ---------------



(Continued on next page)

HORIZON TELCOM, INC. AND SUBSIDIARIES

For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                     2001              2000             1999
                                                               ---------------   ---------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes and term loans payable - borrowings, net of
     repayments...........................................     $   179,400,000   $   185,321,607  $    (5,641,354)
   Exercise of stock options..............................                  --             7,380               --
   Issuance of preferred stock............................                  --       126,500,000               --
   Deferred financing fees................................          (7,433,469)      (15,410,327)              --
   Stock issuance costs...................................                  --        (9,161,242)              --
   Treasury stock received as dividend....................              (4,311)               --               --
   Dividends paid.........................................          (1,767,088)       (1,793,038)      (1,815,014)
                                                               ---------------   ---------------  ---------------
         Net cash provided by (used in) financing activities       170,195,132       285,464,380       (7,456,368)
                                                               ---------------   ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......         (64,857,770)      188,221,542         (773,212)
CASH AND CASH EQUIVALENTS, beginning of year..............         192,011,997         3,790,455        4,563,667
                                                               ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of year....................     $   127,154,227   $   192,011,997  $     3,790,455
                                                               ===============   ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
   Interest, net of amounts capitalized...................     $     8,705,947   $     4,330,600  $     3,569,284
   Income taxes...........................................           2,125,000         9,078,515        3,278,100


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During 2001, Horizon PCS paid $11,775,917 of dividends on convertible preferred stock. The dividends were paid in additional shares of convertible preferred stock of Horizon PCS. During 2001 and 2000, Horizon PCS accrued $1,935,983 and $2,782,048, respectively, to be paid in 2002 and 2001, respectively.

     The purchase of the Company's common stock in 2000 (Note 14) was financed through a $13,000,000, one-year, unsecured 13% senior subordinated promissory note to a third party lender. The lender converted 100% of the outstanding principal and interest into Horizon PCS' convertible preferred stock valued at $14,066,611 (Note 13).

     The proceeds from the issuance of Horizon PCS' discount notes in 2000 have been allocated to long-term debt and the value of the warrants ($20,245,000 or $5.32 per share) have been allocated to additional paid-in capital (Note 8).

     During 2000 Horizon PCS agreed to grant to Sprint PCS warrants to acquire 2,510,460 shares of Horizon PCS' class A common stock, valued at $13,356,000, in exchange for the right to service PCS markets in additional areas. The warrants will be issued to Sprint at the earlier of an initial public offering of Horizon PCS' common stock or July 31, 2003 (Note 15).

     During 1999, Horizon PCS had outstanding notes payable totaling $1,032,000 related to the investment in joint venture.


     The accompanying notes are an integral part of these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies

Business Organization and Principles of Consolidation

     The accompanying consolidated financial statements reflect the operations of Horizon Telcom, Inc. (the "Company") and its subsidiaries, the Chillicothe Telephone Company ("Chillicothe Telephone"), Horizon PCS, Inc. ("Horizon PCS"), Horizon Services, Inc. ("Services"), and Horizon Technology, Inc. ("Horizon Technology," formerly United Communications, Inc.). All material intercompany transactions and balances have been eliminated in consolidation.

     On April 26, 2000, Horizon Telcom, Inc., formed Horizon PCS, Inc. On June 27, 2000, Horizon Telcom, Inc., transferred 100% ownership of Horizon Personal Communications, Inc. (HPC) to Horizon PCS in exchange for 53,806,200 shares of stock of Horizon PCS. This transfer was accounted for as a reorganization of companies under common control in a manner similar to a pooling-of-interests in the consolidated financial statements. HPC will continue to exist and conduct business as a wholly-owned subsidiary of Horizon PCS.

     The Company is a facilities-based telecommunications carrier that provides a variety of voice and data services to commercial, residential/small business and local market segments. The Company provides landline telephone service, VDSL television service and Internet access services to the southern Ohio region, principally in and surrounding Chillicothe, Ohio. The Company also provides PCS operations to a twelve-state region in the Midwest, including Ohio, Indiana, Pennsylvania, Virginia and West Virginia, as an affiliate of Sprint PCS (Note
2).

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, demand deposits, money market accounts and investments in commercial paper with original maturities of three months or less.

Restricted Cash

     In connection with Horizon PCS' December 2001 offering of $175,000,000 of senior notes due in 2011 (Note 9), approximately $48,660,000 of the offering's proceeds were placed in an escrow account to be used toward the first four semi-annual interest payments due under the terms of the notes. The first two payments have been classified as short-term. The funds are invested in a government security money market account. Interest earned on the escrow funds totaled approximately $69,000 in 2001.

Inventories

     Inventories consist of equipment held for resale, materials and supplies and installation-related work in progress held by Chillicothe Telephone and Horizon PCS. Chillicothe Telephone inventories include the cost (determined by the first-in, first-out method) of equipment to be used in the installation of telephone systems, as well as costs related to direct sales orders in process. Horizon PCS inventories consist of handsets and related accessories which are carried at the lower of cost (determined by the weighted-average method) or market (replacement cost).

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies (Continued)

     Inventories consist of the following at December 31, 2001 and 2000:

                                                      2001           2000
                                                ------------   --------------
   Equipment held for resale.................   $  3,964,383   $  3,968,704
   Materials, supplies and work in progress..      2,547,643      2,788,085
                                                ------------   ------------
        Total inventories....................   $  6,512,026   $  6,756,789
                                                ============   ============

Investments

     The classification of investments in debt and equity securities is determined by management at the date individual investments are acquired. The classification of those securities and the related accounting policies are as follows:

     Held-to-maturity securities are debt securities for which the Company has both the intent and ability to hold to maturity, regardless of changes in market conditions, liquidity needs or changes in general economic conditions. They are carried at amortized historical cost. The Company had no securities classified as held-to-maturity securities at December 31, 2001 or 2000.

     Available-for-sale securities are debt and equity securities which the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including changes in market conditions, liquidity needs and similar criteria. Available-for-sale securities are carried at fair value as determined by quoted market prices. Unrealized gains and losses are reportable as increases and decreases in other comprehensive income, net of tax. Realized gains and losses determined on the basis of the cost of specific assets sold are included in net income.

     Trading securities are debt and equity securities which the Company intends to purchase and sell frequently and has the intent to sell in the near future at the time the security is purchased. Trading securities are carried at fair value with unrealized holding gains and losses reported in the statement of operations. The Company has no securities classified as trading securities at December 31, 2001 or 2000.

     Other investments in which the Company does not have a significant ownership and for which there is no ready market are carried at cost. Information regarding these and all other investments is reviewed periodically for evidence of impairment in value.

Property, Plant and Equipment

     Property, plant and equipment, including improvements that extend useful lives, are stated at original or acquisition cost (Note 6) while maintenance and repairs are charged to operations as incurred. Construction work in progress includes expenditures for the purchase of capital equipment, construction and items such as direct payroll-related benefits and interest capitalized during construction. The Company capitalizes interest pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34 "Capitalization of Interest Cost." The Company capitalized interest of approximately $6,813,000, $1,731,000 and $213,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies (Continued)


be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. At December 31, 2001 and 2000, the Company had no impaired assets.

Accounting for Rate Regulation

     Chillicothe Telephone is subject to rate regulation. SFAS No. 71 "Accounting for the Effects of Certain Types of Rate Regulation" provides that rate-regulated public utilities account for revenues and expenses and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates. Chillicothe Telephone follows the accounting and reporting requirements of SFAS No. 71. As of December 31, 2001, the Company has recorded regulatory assets and liabilities of approximately $331,000 and
$302,000, respectively. As of December 31, 2000, regulatory assets and liabilities were approximately $600,000 and $475,000, respectively.

Depreciation

     Chillicothe Telephone provides for depreciation under the straight-line method using rates based on the estimated service lives of the various classes of property. The provisions were equivalent to an annual rate of approximately 7.1% of the average depreciable property cost for both 2001 and 2000.

     In 1996, the Public Utilities Commission of Ohio ("PUCO") approved Chillicothe Telephone's application to increase annual depreciation rates and to amortize an estimated depreciation reserve deficiency of approximately $4,600,000 over a five-year period beginning January 1, 1996. Amortization and recovery of the depreciation reserve deficiency was approximately $740,000 and $798,000 during 2000 and 1999, respectively. This deficiency was fully amortized and recovered as of December 31, 2000.

     In 2001, the PUCO approved Chillicothe Telephone's application to increase annual depreciation rates and to amortize an estimated depreciation reserve deficiency of approximately $1,029,000 over a five-year period beginning January 1, 2001. Amortization and recovery of the depreciation reserve deficiency was approximately $206,000 in 2001.

     In 1998, Chillicothe Telephone retired its 1210 digital switch upon completion of the conversion to a new EWSD digital switch. The PUCO approved the Company's application to amortize the remaining undepreciated cost of the 1210 digital switch of approximately $1,344,000 over a five-year period beginning April 1, 1998. Amortization and recovery of the switch was approximately
$268,000,  $269,000  and  $267,000  in 2001,  2000 and 1999,  respectively.  The remaining unamortized balance was approximately $330,000 and $598,000 as of December 31, 2001 and 2000, respectively, and is included in other assets on the accompanying consolidated balance sheets.

     Horizon PCS, Services and Horizon Technology provide for depreciation and amortization under the straight-line method based on the estimated service lives of the various classes of property. Estimated useful lives are as follows:

                                                                Years
                                                                -----
Network assets...................................................5-15
Switching equipment...............................................5-8
Computer and telecommunications equipment.........................3-5
Furniture, vehicles and office equipment..........................3-5

     Amounts included as depreciation expense that relate to cost of services were approximately $19,803,000, $10,100,000 and $8,000,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 1 - Summary of Significant Accounting Policies (Continued)

Debt Issuance Costs

     In connection with the issuance of long-term debt (Note 9) the Company has incurred debt issuance costs. These debt issuance costs are amortized using the effective interest method over the term of the underlying obligation, ranging from eight to ten years. For the years ended December 31, 2001, 2000 and 1999, approximately $1,139,000, $726,000 and $23,000 of amortization of debt issuance costs, including subsequently retired financings, was included in interest expense. At December 31, 2001, the Company had approximately $20,585,000 of unamortized debt issuance costs.

Derivative Financial Instruments

     The Company's policies do not permit the use of derivative financial instruments for speculative purposes. The Company uses interest rate swaps to manage interest rate risk. The net amount paid or received on interest rate swaps is recognized as an adjustment to interest expense (Note 18).

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities." These statements established accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Pursuant to the derivative criteria established by SFAS No. 133, an item with exposure to variability in expected future cash flows that is attributable to a particular risk is considered a cash flow hedge. The exposure may be associated with an existing recognized asset or liability such as future interest payments on variable-rate debt.

Revenue Recognition

     Chillicothe  Telephone  is  an  independent  local  exchange  carrier  that provides local telephone service within ten local exchanges. Chillicothe Telephone follows an access charge system as ordered by the Federal Communications Commission ("FCC") and the PUCO in 1984. The access charge methodology provides a means whereby local exchange carriers, including Chillicothe Telephone, provide their customers access to the facilities of the long-distance carriers and charge long-distance carriers for interconnection to local facilities.

     The PUCO issued an Opinion and Order effective January 1, 1988, for reporting intra-LATA (Local Access and Transport Area) toll revenues. This methodology is defined as the Originating Responsibility Plan with a Secondary Carrier Option (ORP-SCO). This plan calls for one or more primary carriers in each LATA with other local exchange carriers acting as secondary carriers. The secondary carriers provide the primary carrier with access to local facilities and are compensated based upon applicable intra-LATA access charge tariffs. Chillicothe Telephone is a primary carrier. Intra-LATA toll revenue is reflected in basic and long-distance service revenue on the accompanying consolidated statements of operations, and is recognized as such services are provided. Estimated unbilled amounts are accrued at the end of each month.

     Chillicothe Telephone recognizes revenue for billing and collection services performed on behalf of certain interexchange carriers. Chillicothe Telephone is reimbursed for this service based on the number of messages billed on behalf of the interexchange carrier. The revenues from this service are recognized in the same period the services are provided. Chillicothe Telephone also recognizes advertising revenues from its telephone directory. Telephone directory customers sign an annual contract which is billed in twelve equal installments. The revenue derived from directory advertising is recognized equally over the twelve-month period of the directory, consistent with the ratemaking treatment. These items are recorded in other revenues on the accompanying consolidated statements of operations.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 1 - Summary of Significant Accounting Policies (Continued)

     Chillicothe Telephone recognizes revenues on the completed contract basis for the installation of telecommunication and other related equipment. These revenues are reported as equipment system sales on the accompanying consolidated statements of operations. Maintenance revenues are recognized over the life of the contract, and recorded as other revenues on the accompanying consolidated statements of operations.

     Horizon PCS sells handsets and accessories which are recorded at the time of the sale as PCS equipment sales. After the handset has been purchased, the subscriber purchases a service package which is recognized monthly as service is provided and is included as PCS revenue. Horizon PCS defers monthly service revenue billed in advance. Roaming revenue is recorded when Sprint PCS subscribers, other Sprint PCS affiliate subscribers and non-Sprint PCS subscribers roam onto Horizon PCS' network.

     Horizon PCS' accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense is deferred and recorded over the average life for those customers (36 months) that are assessed an activation fee. Horizon PCS recognized approximately $695,000 and $47,000 of both activation fee revenue and customer activation expense during 2001 and 2000, respectively, and had deferred approximately $3,809,000 and $393,000 of activation fee revenue and direct customer activation expense at December 31, 2001 and 2000, respectively, which is shown as a component of deferred income and other assets on the accompanying consolidated balance sheets.

     A management fee of 8% of collected PCS revenues from Sprint PCS subscribers based in the Horizon PCS' territory, is accrued as services are provided and remitted to Sprint PCS and recorded as cost of service. Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees and roaming services provided to Sprint PCS customers who are not based in the Horizon PCS' territory are not subject to the 8% management fee. Expense related to the management fees charged under the agreement was approximately $5,923,000, $1,302,000 and $130,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Horizon Technology is an FCC-licensed radio common carrier that primarily provides Internet access services and resells long-distance service. Revenues on equipment sales were recognized at the time of sale. Revenues for the Internet and long distance services are recognized monthly as service is rendered. Prior to December 2000, Horizon Technology also provided digital paging services in the state of Ohio. Horizon Technology sold the assets of its paging business to an unrelated third party and recognized a loss of approximately $230,000 in December 2000.

Minority Interest

     As part of the acquisition of Bright Personal Communication Services, LLC ("Bright PCS") (Note 4), the former members of Bright PCS have approximately an 8% ownership in Horizon PCS. The Company accounts for this ownership by recording the portion of net income (loss) attributable to the minority shareholders (a loss of $983,883 and $2,301,344 during 2001 and 2000, respectively) as minority interest in earnings (loss) in the accompanying consolidated statements of operations. The minority interest's share in the Company's losses during 2001 reduced the minority interest's accounting basis to zero at December 31, 2001. There will be no further allocations to minority interest until such time as Horizon PCS becomes profitable and any unallocated losses to minority interest are offset with income in future periods.

Advertising Costs

     Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled approximately $10,780,000, $4,645,000 and $1,207,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 1 - Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

     The Company accounts for compensation cost associated with its stock-based compensation plans for employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company applies SFAS No. 123 "Accounting for Stock Based Compensation," and related interpretations, for options granted to non-employees.

Deferred Income

     During 2001 and 2000, Horizon PCS received approximately $740,000 and $7,220,000, respectively, of site bonuses from SBA, which constructs towers leased by Horizon PCS. The Company defers and amortizes the site bonuses over the life of the respective lease. At December 31, 2001 and 2000, the Company had approximately $6,911,000 and $7,111,000, respectively, in deferred site bonuses. During 2001 and 2000, Horizon PCS recorded approximately $916,000 and $320,000, respectively, as a reduction to lease expense. Additionally, the Company had approximately $3,809,000 and $393,000 of deferred activation fee revenue at December 31, 2001 and 2000, respectively.

     In October 1999, the Company sold towers, including both in-service property and construction work in progress, to an external third party. The towers were then leased back by Horizon PCS. The gain on the sale of the towers was approximately $3,817,000. Since this transaction was classified as a sale-leaseback, the gain was deferred and is being recognized over the ten-year term of the operating lease. Amortization of the gain recognized as a reduction of the related lease expense was approximately $382,000 for both 2001 and 2000 and $95,000 during 1999. The remaining unamortized gain on the sale was approximately $2,958,000 and $3,340,000 at December 31, 2001 and 2000,
respectively.

Federal Income Taxes

     The Company accounts for income taxes pursuant to the requirements of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are adjusted for future changes in tax rates. Investment tax credits have been deferred and are being amortized over the estimated service lives of the related property.

Concentration of Credit Risk

     The Company maintains cash and cash equivalents in an account with a financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation. The financial institution is one of the largest banks in the United States and management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.

     Restricted cash is invested in short-term government money market funds. The Company does not believe there is significant credit risk associated with the funds as the underlying securities are issued by the U.S. Treasury Department.

     The Company maintains accounts with nationally recognized investment managers. Such deposits are not insured by the Federal Deposit Insurance
Corporation. Management does not believe there is significant credit risk associated with these uninsured deposits.

     Other financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Management believes the risk is limited due to the large number of customers comprising the

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 1 - Summary of Significant Accounting Policies (Continued)


customer base and its geographic diversity.

Net Loss per Share

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share" and SAB No. 98. Basic and diluted loss per share before extraordinary item is computed by dividing loss before extraordinary item, for each period, by the weighted-average outstanding common shares. Basic and diluted net loss per share is computed by dividing net loss, for each period, by the weighted-average outstanding common shares. No conversion of common stock equivalents (options, warrants or convertible securities) has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. There are three items that could potentially dilute basic earnings per share in the future. These items include the common stock options (Note 16), the stock purchase warrants (Notes 9 and 15) and the convertible preferred stock (Note 13). These items will be included in the diluted earnings per share calculation when dilutive.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. These statements will be adopted by the Company on January 1, 2002.

     Goodwill amortization will cease as of December 31, 2001, and the Company will be required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indicators arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of December 31, 2001, Horizon PCS has goodwill of approximately $7,191,000, net of accumulated amortization, related to the acquisition of Bright PCS and recognized approximately $389,000 of amortization expense during 2001 (Note 4). The valuation of this goodwill would be subject to an impairment test at the date of adoption. The Company will complete the first step of the impairment test by June 30, 2002 and, if necessary, will complete the second step by December 31, 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003. The adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No.
142. The Company will adopt SFAS No. 144 on January 1, 2002. The adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies (Continued)

Reclassifications

     Certain prior year amounts have been reclassified to conform with the 2001 presentation.

NOTE 2 - Wireless Personal Communications Services

     In October 1996, the FCC conditionally granted Horizon PCS licenses to provide wireless personal communications services in various parts of Ohio, West Virginia and Kentucky (a total of five licenses). The FCC financed the licenses. According to FCC rules, the licenses were conditional upon the full and timely payment of the licenses' cost. The licenses were subject to a requirement that Horizon PCS constructs and operates facilities that offer coverage to a defined population within the relevant license areas within a defined period. Horizon PCS began the engineering and design phase in 1996 and began the construction of the personal communications network in early 1997. Horizon PCS began providing digital, wireless personal communications services in August 1997.

     In 1997, the FCC offered four options to certain PCS license holders to change the payment terms of the FCC financed debt. These options were:
continuing with the current installment plan (status quo); return half of the spectrum from any or all of the licenses in exchange for a proportionate reduction in debt (disaggregation); turning in all licenses in exchange for total debt forgiveness (amnesty); or prepay for as many licenses as Horizon PCS can afford at face value while returning other licenses in exchange for debt forgiveness (prepayment).

     During 1998, the Company elected to return all of the spectrum from four licenses and half of the spectrum from the fifth license. In connection with the return of the spectrum, the Company entered into management agreements with Sprint PCS, the PCS group of Sprint Corporation, during 1998. These agreements provide the Company with the exclusive right to build, own and manage a wireless voice and data services network in certain markets located in Ohio, West Virginia, Kentucky, Virginia, Tennessee and Maryland under the Sprint PCS brand. Horizon PCS is required to build-out the wireless network according to Sprint PCS specifications. The term of the agreements is 20 years with three successive 10-year renewal periods unless terminated by either party under provisions outlined in the management agreements. The management agreements commenced in June 1998, but payments of the management fee (Note 1) did not commence until Horizon PCS converted to a fully branded Sprint PCS affiliate in October 1999. The management agreements included indemnification clauses between the Company and Sprint PCS to indemnify each party against claims arising from violations of laws or the management agreements, other than liabilities resulting from negligence or willful misconduct of the party seeking to be indemnified.

     In May 2000, Horizon PCS expanded its management agreement with Sprint PCS. This allows Horizon PCS to have the exclusive right to build, own and manage a wireless voice and data services network in markets located in Pennsylvania, New York, Ohio and New Jersey.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 2 - Wireless Personal Communications Services (Continued)

     The Sprint PCS agreements require Horizon PCS to interface with the Sprint PCS wireless network by building Horizon PCS' network to operate on PCS frequencies licensed to Sprint PCS in the 1900 MHz range. Under the Sprint PCS agreements, Horizon PCS has agreed to:

     o construct and manage a network in Horizon PCS' territory in compliance with Sprint PCS' PCS licenses and the terms of the management agreement;

     o distribute, during the term of the management agreement, Sprint PCS' products and services;

     o    conduct   advertising   and  promotion   activities  in  Horizon  PCS'
          territory; and

     o manage that portion of Sprint PCS' customer base assigned to Horizon PCS' territory.

     The management agreement specifies the terms of the Sprint PCS affiliation, including the required network build-out plan. Horizon PCS has agreed to operate its network to provide for a seamless handoff of a call initiated in its territory to a neighboring Sprint PCS network. The Sprint PCS management agreements require Horizon PCS to complete specified portions of its markets by specified dates.

     Horizon PCS must comply with Sprint PCS' program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs to the extent that Sprint PCS meets these requirements.

     A failure to meet the build-out requirements for any of Horizon PCS' markets, or to meet Sprint PCS' technical requirements, would constitute a breach of the Sprint PCS agreements that could lead to their termination if not cured within a cure period of 30 to 180 days, depending on the nature of the breach. If Sprint PCS terminates these agreements, Horizon PCS will no longer be able to offer Sprint PCS products and services. Additionally, Sprint PCS may purchase Horizon PCS' operating assets or capital stock for 72% of the "entire business value," as defined in the management agreements. As of December 31, 2001, Horizon PCS is in compliance with these requirements or has obtained appropriate waivers from Sprint PCS.

NOTE 3 - Segment Information

     The Company is organized around the differences in products and services it offers. Under this organizational structure, the Company operates in two reportable business segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information:" landline telephone services and wireless personal communications services. The landline telephone services segment includes four major revenue streams: basic local service, long-distance toll, network access services and other related telephone services. The wireless personal communications services segment includes three major revenue streams:
PCS subscriber revenues, PCS roaming revenues and PCS equipment sales.

     The Company evaluates the performance of the segments based on operating earnings before the allocation of administrative expenses. Information about interest income and expense and income taxes is not provided on a segment level. The accounting policies of the segments are the same as described in the summary of significant accounting policies (Note 1).

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 3 - Segment Information (Continued)

     The following table includes revenue, intercompany revenues, operating earnings (loss), depreciation and amortization expense and capital expenditures for the years ended December 31, 2001, 2000 and 1999, and assets as of December 31, 2001 and 2000, for each segment and reconciling items necessary to total to amounts reported in the financial statements:

                                                                              Net Revenue
                                                             2001                2000                1999
                                                       ---------------     ---------------     ---------------
   Landline telephone services..................       $    39,784,709     $    37,596,053     $    37,308,953
   Wireless personal communications services....           123,011,076          29,171,425           4,895,884
   All other....................................             7,344,231           7,232,164           7,201,643
                                                       ---------------     ---------------     ---------------
     Total net revenue..........................       $   170,140,016     $    73,999,642     $    49,406,480
                                                       ===============     ===============     ===============

                                                                         Intercompany Revenue
                                                             2001                2000                1999
                                                       ---------------     ---------------     ---------------
   Landline telephone services..................       $     1,331,912     $       644,321     $       545,813
   Wireless personal communications services....               292,628              22,514              11,059
   All other....................................               165,615              15,261              11,670
                                                       ---------------     ---------------     ---------------
     Total intercompany revenue.................       $     1,790,155     $       682,096     $       568,542
                                                       ===============     ===============     ===============

                                                                       Operating Earnings (Loss)
                                                             2001                2000                1999
                                                       ---------------     ---------------     ----------------
   Landline telephone services..................       $    16,120,785     $    15,113,485     $    10,346,853
   Wireless personal communications services....           (82,178,169)        (40,308,311)        (12,696,469)
   All other....................................            (2,931,280)         (1,536,540)         (1,037,384)
   Unallocated administrative expenses..........           (12,404,389)        (10,411,557)         (1,117,463)
                                                       ----------------    ----------------     ----------------
     Total operating loss.......................       $   (81,393,053)    $   (37,142,923)    $    (4,504,463)
                                                       ===============     ==+=============     ================

                                                                     Depreciation and Amortization
                                                             2001                2000                1999
                                                       ---------------     ---------------     ----------------
   Landline telephone services..................       $     6,294,037     $     6,313,846     $     6,046,874
   Wireless personal communications services....            18,518,948           6,134,458           2,532,982
   All other....................................             1,335,579             609,283           1,009,554
                                                       ---------------     ---------------     ---------------
     Total depreciation and amortization........       $    26,148,564     $    13,057,587     $     9,589,410
                                                       ===============     ===============     ===============

                                                                         Capital Expenditures
                                                             2001                2000                1999
                                                       ---------------     ---------------     ---------------
   Landline telephone services..................       $     9,364,038     $    11,202,539     $     8,755,937
   Wireless personal communications services....           116,574,323          83,562,958           8,640,456
   All other....................................             6,567,849           6,726,232             403,380
                                                       ---------------     ---------------     ---------------
     Total capital expenditures, net............       $   132,506,210     $   101,491,729     $    17,799,773
                                                       ===============     ===============     ===============


                                                                     Assets
                                                             2001                2000
                                                       ---------------     ---------------
   Landline telephone services..................       $    90,951,437     $    74,160,504
   Wireless personal communications services....           480,754,022         383,433,298
   All other....................................             6,208,407           8,706,041
                                                       ---------------     ---------------
     Total assets...............................       $   577,913,866     $   466,299,843
                                                       ===============     ===============


HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 3 - Segment Information (Continued)

     Other business activities of the Company include Internet access services, equipment systems sales, and other miscellaneous revenues, which do not meet the definition of a reportable segment under SFAS No. 131. Amounts related to these business activities are included above under "All other." Unallocated administrative expenses represent general and administrative expenses, which are incurred at a corporate level. All other assets represent common assets not identified to an operating segment.

     Net operating revenues by product and services were as follows for the years ended December 31:

                                                            2001                2000                1999
                                                      ---------------     ---------------     ---------------
   Landline telephone services:

     Basic local service.......................       $    14,510,003     $    14,413,686     $    13,807,521
     Long-distance toll........................             1,476,034           2,512,901           2,763,920
     Network access services...................            20,198,336          17,275,754          17,508,729
     Other related telephone services..........             3,600,336           3,393,712           3,228,783
                                                      ---------------     ---------------     ---------------
      Total landline telephone services........            39,784,709          37,596,053          37,308,953
                                                      ---------------     ---------------     ---------------

   Wireless personal communications services:
     PCS subscriber revenues...................            77,365,343          17,702,302           3,653,471
     PCS roaming revenues......................            38,540,276           8,408,102             641,962
     PCS equipment sales.......................             7,105,457           3,061,021             600,451
                                                      ---------------     ---------------     ---------------
      Total wireless personal communications
        services...............................           123,011,076          29,171,425           4,895,884
                                                      ---------------     ---------------     ---------------

   Other:

     Internet access services..................             3,130,885           3,625,452           3,136,098
     Equipment systems sales...................             1,393,413           1,503,094           1,963,944
     Other miscellaneous revenues..............             2,819,933           2,103,618           2,101,601
                                                      ---------------     ---------------     ---------------
      Total other..............................             7,344,231           7,232,164           7,201,643
                                                      ---------------     ---------------     ---------------
      Total operating revenues.................       $   170,140,016     $    73,999,642     $    49,406,480
                                                      ===============     ===============     ===============


NOTE 4 - Acquisitions

     During 1999 Horizon PCS entered into a joint venture agreement through the purchase of 25.6% of Bright PCS. The investment was accounted for under the equity method. The joint venture was established in October 1999 to provide wireless personal communications services in Ohio, Indiana and Michigan.

     On June 27, 2000, Horizon PCS acquired the remaining 74.4% of Bright PCS in exchange for approximately 8% of Horizon PCS' class B common stock (4,678,800 shares valued at approximately $34,000,000) and approximately 40% of the Horizon Telcom, Inc. common stock owned by Horizon PCS (31,912 shares valued at approximately $15,300,000) (Note 14). This acquisition was treated as a purchase for accounting purposes. The consolidated statements of operations include the results of Bright PCS from June 28, 2000.

     In conjunction with this transaction, Horizon PCS also acquired the Bright PCS management agreement with Sprint PCS and, with it, the right to operate using Sprint PCS licenses in the Bright PCS markets. Horizon PCS has recognized an intangible asset totaling $33,000,000 related to this licensing agreement which will be amortized over 20 years, the initial term of the underlying management agreement. Amortization commenced in June 2000. Amortization expense for the years ended December 31, 2001 and 2000, was $1,707,000 and $868,000, respectively. Accumulated amortization on the intangible asset was approximately $2,575,000 and $868,000 at December 31, 2001 and 2000, respectively.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 4 - Acquisitions (Continued)

     The purchase price exceeded the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill is being amortized on a straight-line basis over 20 years. Amortization commenced in June 2000. Amortization expense for the years ended December 31, 2001 and 2000, was $389,000 and $198,000, respectively. Accumulated amortization of goodwill was approximately $587,000 and $198,000 at December 31, 2001 and 2000, respectively. The Company will adopt SFAS No. 142 on January 1, 2002. As a result of the adoption, goodwill amortization will cease as of December 31, 2001, and the Company will be required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indicators arise).

     The purchase price allocation of the fair value of assets acquired and liabilities assumed is summarized below:

                                                        Fair Value at
                                                        June 27, 2000
                                                        -------------
         Working capital...............................$    2,072,000
         Property and equipment........................     6,328,000
         Sprint PCS licenses...........................    33,000,000
         Goodwill......................................     7,778,000
         Other assets..................................       122,000

     The following unaudited pro forma summary presents the net revenues, net loss and loss per share from the combination of the Company and Bright PCS, as if the acquisition had occurred on January 1, 1999. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of the future results of operations of the combined enterprise:

                                                       Year Ended December 31,
                                                           2000        1999
                                                     ------------  -------------
           Net revenue.........................      $ 73,492,525   $ 49,333,479
           Net loss............................      (44,774,980)    (4,603,448)
           Basic and diluted net loss per share          (123.32)        (11.54)


     Prior to acquisition, Bright PCS had not commenced revenue-generating operations and was paying a management fee to its investor, Horizon PCS. The management fee recognized by Horizon PCS in the periods prior to the acquisition date is included in net revenue during 2000 and 1999. In the pro forma disclosure above, this management fee revenue is fully eliminated.

NOTE 5 - Investments

     The Company holds 93,000 shares of common stock in Verisign, Inc., as marketable equity securities classified as available-for-sale at December 31, 2001. The fair value of the shares at December 31, 2001, was $3,537,720. The cost of the investment was $250,000. An unrecognized gain of $2,169,895, net of tax of $1,117,825, has been recorded in other comprehensive income at December 31, 2001.

     As part of the term loan facility for the construction of the personal communications network (Note 9), Horizon PCS was required to purchase Rural Telephone Finance Cooperative's (RTFC, the lender) subordinated capital certificates with each draw on the loan. The balance of these certificates at December 31, 2000, was approximately $2,896,000. The certificates were redeemed in March 2001 for approximately $2,896,000 with no recognized gain or loss on the redemption.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------



NOTE 6 - Property, Plant and Equipment


   Property, plant and equipment consists of the following at December 31:

                                                                               2001             2000
                                                                         ---------------  ---------------
     Network assets..................................................... $   220,849,771  $   127,415,818
     Switching equipment................................................      35,253,986       14,053,810
     Land and buildings.................................................      15,223,363       11,324,343
     Computer and telecommunications equipment..........................      14,292,341        9,321,052
     Furniture, vehicles and office equipment...........................      12,477,119        8,845,181
                                                                         ---------------  ---------------
       Property, plant and equipment in-service, at cost................     298,096,580      170,960,204
     Accumulated depreciation...........................................     (68,604,457)     (49,027,055)
                                                                         ---------------  ---------------
          Property, plant and equipment in-service, net.................     229,492,123      121,933,149
     Construction work in progress......................................      59,785,097       53,608,590
                                                                         ---------------  ---------------
               Total property, plant and equipment, net................. $   289,277,220  $   175,541,739
                                                                         ===============  ===============

     During 2001, Horizon PCS retired certain network assets and replaced them with equipment required to upgrade the network. As a result of these
retirements,   the  Company   recorded  a  loss  on  disposal  of  approximately
$1,297,000.

     During 1999, Horizon PCS sold certain PCS equipment, including ancillary equipment and base stations, to an unrelated third party. The sale resulted in a gain of approximately $1,388,000, which is included in the Company's consolidated statement of operations, and represents the excess of cash proceeds over the historical net book value of the assets sold.

NOTE 7 - Lines of Credit

     During 2000, Chillicothe Telephone entered into an agreement with a bank for a line of credit that provides maximum borrowings of $15,000,000, payable on demand. On March 16, 2001, Chillicothe Telephone increased this line of credit to $30,000,000. Interest accrues on the outstanding balance at a fluctuating rate tied to the LIBOR and is due and payable monthly. At December 31, 2001, the interest rate on the line of credit was 3.625%. The outstanding balance at December 31, 2001 was approximately $19,167,000. The line of credit contains a covenant requiring minimum tangible net worth. As of December 31, 2001, Chillicothe Telephone was in compliance with the covenant.

     On September 26, 2000, Horizon PCS entered into a $95,000,000 line of credit that expires on September 30, 2008, as part of its secured credit facility agreement (Note 9). As of December 31, 2001, Horizon PCS had not borrowed on this line of credit. The Company pays an annual commitment fee of 1.375% of the unused line at the end of each quarter. The Company incurred approximately $1,324,000 and $306,000 for the line of credit commitment fee for the years ended December 31, 2001 and 2000, respectively. The interest rate on the line of credit is variable, based on LIBOR plus 375 basis points, and was 5.66% at December 31, 2001.

     In May 2000, Horizon PCS entered into a $5,000,000 general corporate line of credit with a bank, the proceeds of which were used for financing of construction expenditures. Interest was at the bank's standard line of credit rate plus 100 basis points and was payable quarterly beginning in the first quarter after the initial advance. In September 2000, this line of credit was fully repaid and terminated with the proceeds from the financing described in
Note 9 below.

     In March 2000, Horizon PCS entered into a $5,000,000 interim revolving line of credit with a bank, the proceeds of which were used for general working capital purposes. Interest was at the bank's prevailing prime rate plus 150 basis points and was payable quarterly, beginning in the first quarter after the initial advance. In September 2000, this line of credit was fully repaid and terminated with the proceeds from the financing described in Note 9 below.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 8 - Short-Term Note Payable

     In February 2000, Horizon PCS purchased 78,900 shares of Horizon Telcom, Inc. common stock from an external shareholder (Note 14). This purchase was financed through a $13,000,000, one year, unsecured 13% senior subordinated promissory note to a third party lender. The lender converted 100% of the outstanding principal and unpaid interest into Horizon PCS' convertible preferred stock on September 26, 2000, as part of Horizon PCS' financing activities (Note 9). The value converted into convertible preferred stock was $14,066,611 (Note 13).

NOTE 9 - Long-Term Debt

     On December 7, 2001, Horizon PCS received $175,000,000 from the issuance of unsecured senior notes (the "senior notes") due on June 15, 2011. Interest is paid semi-annually on June 15 and December 15 at an annual rate of 13.75%, with interest payments commencing June 15, 2002. Approximately $48,660,000 of the offering's proceeds were placed in an escrow account to fund the first four semi-annual interest payments. The senior notes may be redeemed at Horizon PCS' election on or after December 15, 2006, at redemption prices defined in the senior note agreement. Additionally, on or before December 15, 2004, Horizon PCS may redeem up to 35% of the aggregate principal amount of the senior notes originally issued at a redemption price of 113.75%, plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings as long as 65% of the aggregate principal amount originally issued remains outstanding after that redemption.

     On September 26, 2000, Horizon PCS received $149,680,050 from the issuance of $295,000,000 of unsecured senior discount notes due on October 1, 2010 (the "discount notes"). The discount notes accrete in value until October 1, 2005, at a rate of 14% compounded semi-annually. Cash interest on the notes will become payable on April 1 and October 1 of each year, beginning on April 1, 2006. The discount notes may be redeemed at Horizon PCS' election on or after October 1, 2005, at redemption prices defined in the discount note agreement. Additionally, on or before October 1, 2003, Horizon PCS may redeem up to 35% of the aggregate principal amount of the discount notes originally issued at a redemption price of 114%, plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings as long as 65% of the aggregate principal amount originally issued remains outstanding after that redemption. The discount notes include warrants to purchase 3,805,500 shares of Horizon PCS' class A common stock at $5.88 per share. The warrants represent the right to purchase an aggregate of approximately 4.0% of the issued and outstanding common stock of Horizon PCS on a fully diluted basis, assuming the exercise of all outstanding options and warrants to purchase common stock and the conversion of the convertible preferred stock into shares of Horizon PCS' class A common stock (Note 13). The proceeds from the issuance of the discount notes was allocated to long-term debt and the value of the warrants ($20,245,000 or $5.32 per share) was allocated to additional paid-in capital. The fair value of the warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0.0%, a risk-free interest rate of 6.5%, expected life of 10 years (equal to the term of the warrants) and a volatility of 95%.

     On September 26, 2000, and concurrent with the sale of the convertible preferred stock (Note 13) and the discount notes described above, Horizon PCS entered into a senior secured credit facility (the "secured credit facility") with a financial institution to provide an aggregate commitment, subject to certain conditions, of up to $250,000,000 (including a $95,000,000 line of credit described in Note 7, a $50,000,000 term note and a $105,000,000 term note) expiring on September 30, 2008. The secured credit facility bears interest at various floating rates, which approximate one to six month LIBOR rates plus 375 to 425 basis points (5.66% to 6.16% at December 31, 2001). The secured credit facility is collateralized by a perfected security interest in substantially all of Horizon PCS' tangible and intangible current and future assets, including an assignment of Horizon PCS' affiliation agreements with Sprint PCS and a pledge of all of the capital stock of Horizon PCS and its subsidiaries. At December 31, 2001, the outstanding balance on the secured credit facility was $50,000,000. Horizon PCS pays a commitment fee of 1.375% on the unused portion of the $250,000,000 note. Horizon PCS incurred a total of approximately $2,788,000 and $680,000 of commitment fee expense for the years ended December 31, 2001 and 2000, respectively. Additionally, Horizon PCS was required to, and did, draw on the $105,000,000 term note in March 2002. At December 31, 2001, the rate on the undrawn term note was 5.66%.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 9 - Long-Term Debt (Continued)

     The senior notes, discount notes and secured credit facility contain various financial covenants. Among other restrictions, the most restrictive covenants relate to maximum capital expenditures, minimum EBITDA ("earnings before interest, taxes, depreciation and amortization") requirements, maximum financial leverage ratios and minimum revenues. There are also limitations on restricted payments, asset sales, additional debt issuance and equity issuance. In June 2001 and December 2001, Horizon PCS amended its secured credit facility with the bank group. These modifications amended and restated certain financial covenants. The June 2001 amendment also increased the base interest rate by 25 basis points to LIBOR plus 375 to 425 basis points. As of December 31, 2001, Horizon PCS was in compliance with the amended covenants under each agreement.

     In connection with the acquisition of Bright PCS, Horizon PCS assumed a ten-year secured term loan totaling $35,400,000. The note was collateralized by the equipment acquired. In September 2000, this note was fully repaid and terminated with the proceeds from the financing described above.

     In May 2000, Horizon PCS entered into a $40,500,000 term loan facility with a financial institution to purchase certain PCS equipment to construct Horizon PCS' personal communications network. Maximum advances on the note totaled $38,475,000. This loan was secured by equipment, collateral assignments of Horizon PCS' tower lease (Note 12) and pledges of Horizon PCS stock and ownership interests in Bright PCS. In September 2000, this note was fully repaid and terminated with the proceeds from the financing described above.

     In June 1998, Chillicothe Telephone issued senior notes ("1998 Senior Notes") of $11,000,000 and $1,000,000 to insurance companies. Annual principal payments of $1,200,000 begin in 2009 and continue until 2018. The interest rate on the outstanding balance at December 31, 2001, was 6.62%. The 1998 Senior Notes contain various financial covenants, the most restrictive covenants being the minimum net worth requirement, the limitation of funded debt requirement and the restricted intercompany payments and investment requirements. As of December 31, 2001, Chillicothe Telephone was in compliance with such covenants.

     In November 1993, Chillicothe Telephone issued senior notes ("1993 Senior Notes") of $6,000,000 and $4,000,000 to insurance companies. Annual principal payments of $2,000,000 began in 2001 and continue until 2005. The interest rate on the outstanding balance at December 31, 2001, was 6.72%. The 1993 Senior Notes contain various financial covenants, the most restrictive covenants being the minimum net worth requirement, the limitations on funded debt requirement, and the restricted intercompany payments and investment requirements. As of December 31, 2001, Chillicothe Telephone was in compliance with such covenants.

     In August 1997, Horizon PCS entered into a term loan facility with a financial institution to purchase certain equipment to construct Horizon PCS' personal communications network. The note was collateralized by the same equipment. The Company had unconditionally guaranteed the debt and had pledged a security interest in all of the outstanding shares of Horizon PCS. In addition, certain obligations under this loan had been guaranteed by a third party vendor. In September 2000, this note was fully repaid and terminated with the proceeds from the financings described above.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 9 - Long-Term Debt (Continued)

     The components of long-term debt outstanding at December 31, 2001 and 2000, are as follows:

                                                      Interest Rate at
                                                     December 31, 2001           2001             2000
                                                     -----------------     ---------------  ---------------
          Senior notes.............................        13.75%          $   175,000,000  $            --
          Discount notes...........................        14.00%              159,055,643      135,283,104
          Secured credit facility..................         6.16%               50,000,000       50,000,000
          1998 Senior Notes........................         6.62%               12,000,000       12,000,000
          1993 Senior Notes........................         6.72%                6,000,000        8,000,000
                                                                           ---------------  ---------------
              Total long-term debt.................                        $   402,055,643  $   205,283,104
                                                                           ===============  ===============

     Scheduled maturities of long-term debt outstanding at December 31, 2001, are as follows:

                      Year                                    Amount
                                                         ---------------
             2002........................................$     2,000,000
             2003........................................      2,000,000
             2004........................................      2,375,000
             2005........................................      2,500,000
             2006........................................        500,000
             Thereafter..................................    530,625,000
                                                             -----------
               Total maturities of long-term debt........    540,000,000
             Less: Current maturities....................     (2,000,000)
             Less: Unaccreted interest portion of
               long-term debt............................   (135,944,357)
                                                            -------------
                 Total long-term debt....................$   402,055,643
                                                         ================


NOTE 10 - Federal Income Taxes

   The Company's Federal income tax expense (benefit) consists of the following for the years ended December 31:

                                                             2001              2000             1999
                                                       ---------------   ---------------  ---------------
   Current payable................................     $     1,433,572   $      (564,155) $    (1,593,268)
   Deferred taxes.................................             405,121          (261,786)        (483,527)
   Investment tax credit..........................             (55,527)          (69,635)         (82,036)
                                                       ---------------   ---------------  ---------------
     Income tax expense (benefit) before
       extraordinary item.........................           1,783,166          (895,576)      (2,158,831)

   Extraordinary loss:
     Current payable..............................                  --          (261,863)              --
                                                       ---------------   ---------------  ---------------
         Total tax expense (benefit)..............     $     1,783,166   $    (1,157,439) $    (2,158,831)
                                                       ===============   ===============  ===============


HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 10 - Federal Income Taxes (Continued)

   The income tax expense from continuing operations varies from the statutory rate as follows for the years ended December 31:

                                                              2001               2000              1999
                                                        ---------------   ----------------  ----------------
   Tax at statutory rate applied to pretax book loss    $    (40,127,248) $   (16,110,507)  $    (2,356,633)
   Increase (decrease) in tax from:
     Investment tax credit..........................             (55,527)         (69,635)          (82,036)
     Change in valuation allowance..................          37,163,536        2,385,097           237,519
     Non-deductible goodwill amortization...........             444,227          302,968                --
     Tax on interest on warrants....................             695,627          177,210                --
     Stock option compensation......................             241,044          171,571                --
     Tax on excess loss account.....................                  --       11,463,395                --
     Non-deductible subsidiary dividend.............           3,716,150          945,896                --
     Other, net.....................................            (294,643)        (161,571)           42,319
                                                        ----------------  ---------------   ---------------
       Total tax expense (benefit)..................    $      1,783,166  $      (895,576)  $    (2,158,831)
                                                        ================  ===============   ===============


     Deferred income taxes result from temporary differences between the financial reporting and tax basis amounts of existing assets and liabilities. The source of these differences and tax effect of each are as follows at December 31:

                                                              2001              2000              1999
                                                        ---------------   ---------------   ---------------
   Deferred income tax assets:
     Uncollectible accounts........................     $     1,030,600   $       601,944   $       332,577
     Vacation......................................             472,708           416,915           280,670
     Pensions and other retirement benefits........           1,106,912           895,820           712,061
     Personal Communication Services Licenses
       and start-up costs..........................                  --           654,293           381,276
     Net operating loss carryforward...............          36,089,387                --           903,292
     Deferred gain on sale of fixed assets.........           1,274,886         1,415,488         1,016,036
     Deferred income...............................           2,285,961         2,479,716                --
     Interest expense on senior discount notes.....           9,523,013         1,880,148                --
     Unrealized loss on hedging activity...........             284,869                --                --
                                                        ---------------   ---------------   ---------------
       Total deferred income tax assets............          52,068,336         8,344,324         3,625,912
                                                        ---------------   ---------------   ---------------

   Deferred income tax liabilities:
     Property differences..........................         (14,498,936)       (8,821,255)       (6,826,487)
     Unrealized gain on securities.................          (1,117,825)               --                --
     Other, net....................................          (1,496,497)         (195,915)         (119,154)
                                                        ---------------   ---------------   ---------------
       Total deferred income tax liabilities.......         (17,113,258)       (9,017,170)       (6,945,641)
                                                        ---------------   ---------------   ---------------

         Deferred income taxes, net................          34,955,078          (672,846)       (3,319,729)
         Less: valuation allowance.................         (39,587,235)       (2,622,616)         (237,519)
                                                        ---------------   ---------------   ---------------

           Total deferred income taxes, net........     $    (4,632,157)  $    (3,295,462)  $    (3,557,248)
                                                        ===============   ===============   ===============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 10 - Federal Income Taxes (Continued)

     Until September 26, 2000, Horizon PCS was included in the consolidated Federal income tax return of the Horizon Telcom affiliated group. Horizon PCS provided for Federal income taxes on a pro-rata basis, consistent with a consolidated tax sharing agreement. As a result of the sale of the convertible preferred stock, Horizon PCS is not able to participate in the tax sharing agreement nor the filing of a consolidated Federal income tax return with the Horizon Telcom affiliated group. Thus, Horizon PCS filed a separate Federal income tax return for the period after deconsolidation through December 31, 2000, and will file a separate return for all subsequent periods.

     In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some or all of the assets will not be realized. Management considers, among other things, the scheduled reversal of deferred tax assets and liabilities and estimates of future taxable income in making this assessment. The Company has provided a valuation allowance of $39,587,235 and $2,622,616 as of December 31, 2001 and 2000, respectively, against the deferred tax assets of Horizon PCS.

     Horizon PCS has generated net operating losses ("NOL") that may be used to offset future taxable income. Each year's NOL has a maximum carryforward period of twenty years. Horizon PCS' ability to use its NOL carryforwards is dependent on the future taxable income of Horizon PCS. At December 31, 2001, Horizon PCS has NOL carryforwards of $106,145,256, expiring in 2021. The future tax benefit of these NOL carryforwards of $36,089,387 has been recorded as a deferred tax asset. As a result of Horizon PCS' operating losses and its deconsolidation from the Horizon Telcom affiliated group for tax purposes, Horizon PCS does not expect to record future tax benefits of operating losses until such time as its operations become profitable. Accordingly, Horizon PCS has recognized a full valuation allowance related to its net deferred tax assets.

     The Company's consolidated income tax benefit for the year ended December 31, 2000, was $1,157,439. This benefit was primarily a result of the Company's net loss offset by the recognition by Horizon PCS of an excess loss account on the tax deconsolidation from the Horizon Telcom affiliated group and valuation reserves established against deferred tax assets of Horizon PCS.

     In connection with Horizon PCS' acquisition of Bright PCS (Note 2), a tax of $3,696,000 was generated based on the excess of the fair value of the Company's stock over Horizon PCS' cost basis in the stock. The tax on the exchange of the stock was charged directly to equity and not recorded as income tax expense.

     Horizon PCS generated a tax of $4,256,818 on the stock dividend of 10% of the Horizon Telcom stock held by Horizon PCS. The tax on the stock dividend was charged directly to equity and not recorded as an income tax expense during 2000.

NOTE 11 - Pension Plans and Other Retirement Benefits

     The Company has two trusteed pension plans covering certain salaried and hourly employees. The Company's funding policy is to be in compliance with the Employee Retirement Income Security Act guidelines. The plan's assets consist primarily of investments in common stocks, bonds, notes, cash equivalents and life insurance policies. The Company applies the accounting and measurement practices prescribed by SFAS No. 87, "Employers' Accounting For Pensions," and the disclosure requirements of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

     In addition, the Company provides coverage of postretirement medical, prescription drug, telephone service and life insurance benefits to eligible retirees whose status at retirement from active employment qualifies for postretirement benefits. Coverage of postretirement benefits is also provided to totally and permanently disabled active employees whose status at disablement qualifies for postretirement benefits as a retiree from active employment. The Company also provides coverage of postretirement dental and vision benefits to certain enhanced retirees. No future retirees will receive coverage of postretirement dental and vision benefits. Certain eligible retirees

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 11 - Pension Plans and Other Retirement Benefits (Continued)

are required to contribute toward the cost of coverage under the postretirement health care and telephone service plans. No contribution is required for coverage under the postretirement life insurance benefits plan.

     The Company applies the accounting and measurement practices prescribed by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and the disclosure requirements of SFAS No. 132. As permitted by SFAS No. 106, the Company has elected to amortize the accumulated postretirement benefit obligations existing at the date of adoption (the transition obligation) over a twenty-year period. The unrecognized prior service cost is also being amortized over a twenty-year period.

     The pension and postretirement plans discussed above are maintained by Horizon Telcom, Inc. Each subsidiary is charged for each plan based on its employee participation in the respective plans. The funding status of the consolidated plans as of December 31, 2001 and 2000, is as follows:

                                                              Pension Benefits            Other Benefits
                                                         -------------------------  --------------------
                                                             2001         2000          2001         2000
                                                         -----------  ------------  -----------  --------
                                                                            (in thousands)
   Change in benefit obligation

   Benefit obligation, beginning of year.............    $    14,235  $     11,783  $     5,624  $     7,747
     Service cost....................................            390           343          359          163
     Interest cost...................................          1,044         1,015          609          399
     Actuarial (gain) or loss........................             34         1,426        4,111       (2,495)
     Benefits paid...................................           (570)         (620)        (293)        (190)
     Change in plan provisions.......................             --           288           --           --
                                                         -----------  ------------  -----------  -----------
   Benefit obligation, end of year...................         15,133        14,235       10,410        5,624
                                                         -----------  ------------  -----------  -----------

   Change in plan assets

   Fair value of plan assets, beginning of year......         19,380        18,146           --           --
     Actual return on plan assets....................           (229)        1,839           --           --
     Employer contributions..........................             18            15          293          190
     Benefits paid...................................           (570)         (620)        (293)        (190)
                                                         -----------  ------------  -----------  -----------
   Fair value of plan assets, end of year............         18,599        19,380           --           --
                                                         -----------  ------------  -----------  -----------
   Funded status.....................................          3,466         5,145      (10,410)      (5,624)
     Unrecognized transition obligation..............            (35)          (35)       2,994        3,224
     Unrecognized prior service cost.................          1,043         1,136        2,154           --
     Unrecognized actuarial (gain) or loss...........            (20)       (2,213)        (494)      (2,318)
                                                         -----------  ------------  -----------  -----------
   Prepaid (accrued) benefit cost....................    $     4,454  $      4,033  $    (5,756) $    (4,718)
                                                         ===========  ============  ===========  ===========

   Weighted average assumption at December 31:

   Discount rate.....................................          7.25%        7.50%                       7.75%
   Expected return on plan assets....................         10.00%       10.00%             --           --
   Rate of compensation increase.....................          4.00%        4.00%             --           --


     The assumed medical benefit cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.0% in 2001, and 7.0% in 2000 and 1999, respectively, declining gradually to 5.0% for all periods presented. For the over 65 retirees and their spouses, the assumed medical benefit cost trend rate was 7.0% in 2001 and 6.5% in 2000 and 1999, declining gradually to 5.0% for all periods presented. The assumed dental and vision benefit cost trend rates used in measuring the accumulated postretirement benefit obligation were 6.0% in 2001, 2000 and 1999, declining gradually to 5.0% for retirees and their spouses. The telephone service benefit cost trend rate for retirees and their spouses in 2001, 2000 and 1999 was estimated at 5.0% for all future years.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 11 - Pension Plans and Other Retirement Benefits (Continued)


                                                      Pension Benefits                  Other Benefits
                                              -------------------------------  -------------------------------
                                                 2001       2000       1999       2001       2000       1999
                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                                       (in thousands)
   Components of net periodic benefit cost:
     Service cost.........................     $    390   $    343   $    346   $    359   $    163   $    234
     Interest cost........................        1,044      1,015        898        608        399        480
     Expected return on plan assets.......       (1,907)    (1,785)    (1,812)        --         --         --
     Amortization of transition obligation           --         --         --        230        230        230
     Amortization of prior service cost...           93         73         73        212         --         --
     Recognized net actuarial loss........          (22)       (50)      (154)      (100)      (128)        --
                                              ---------  ---------  ---------  ---------  ---------  ---------
       Net periodic benefit cost..........     $   (402)  $   (404)  $   (649)  $  1,309   $    664   $    944
                                               ========   ========   ========   ========   ========   ========


     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                          1-Percentage-     1-Percentage-
                                                                          Point Increase   Point Decrease
                                                                          --------------   --------------
                                                                                  (in thousands)
    Effect on total of service and interest cost components.............    $     194         $   (154)
    Effect on postretirement benefit obligation.........................        1,869           (1,504)


     Horizon Telcom, Inc., also had two defined contribution plans covering eligible Chillicothe Telephone and Horizon Services' salaried and hourly employees. These plans provided for participants to defer up to 19% of their annual compensation as contributions to the plans. Horizon Telcom, Inc. matched a participant's contributions equal to 25% of each participant's salary deferral up to a maximum of 1% of a participant's compensation. Horizon Telcom's contributions to these plans were approximately $87,900 and $82,400 for 2000 and 1999, respectively, and are included in the general and administrative expense of the Company.

     In May 1999, Horizon PCS adopted a defined contribution plan covering certain eligible employees of Horizon PCS. The plan provided for participants to defer up to 15% of annual compensation, as defined under the plan, as contributions to the plan. Horizon PCS had the option, at the direction of the Board of Directors, to make a matching contribution to the plan of up to 50% of an employee's contribution, limited to a maximum of 3% of the employee's salary. A matching contribution of approximately $115,000 and $61,000 was recognized during 2000 and 1999, respectively.

     Effective January 1, 2001, the Company merged all three defined contribution plans into a new defined contribution plan covering all eligible employees of the Company and its subsidiaries. The plan provides for participants to defer up to 19% of annual compensation, as defined under the plan, as contributions to the plan. The Company matches a participant's contribution based on the subsidiary that employs the participant. Horizon PCS matches 50% of each participant's salary deferral up to a maximum of 6% of a
participant's   compensation.   All  other   subsidiaries   match  25%  of  each
participant's salary deferral up to a maximum of 4% of a participant's compensation. The Company's contribution to this plan was approximately $425,000 for 2001 and is included in general and administrative expenses in the consolidated statements of operations.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 12 - Commitments and Contingencies

Operating Leases

   The Company leases office space and various equipment under several operating leases. In October 1999, Horizon PCS signed a tower lease agreement with a third party whereby it will lease the towers for substantially all of Horizon PCS' cell sites. The leases are operating leases with a term of five to ten years with three consecutive five-year renewal option periods. In addition, Horizon PCS receives a site development fee from the tower lessor for certain tower sites which the lessor constructs on behalf of Horizon PCS.

   Horizon PCS also leases space for its retail stores. At December 31, 2001, Horizon PCS leased 38 stores operating throughout its territories.

   Future minimum operating lease payments are as follows:


Year                                          Amount
----                                     ---------------
2002.....................................$    15,031,000
2003.....................................     14,177,000
2004.....................................     12,689,000
2005.....................................      9,389,000
2006.....................................      4,891,000
Thereafter...............................      9,102,000
                                         ---------------
  Future operating lease obligation......$    65,279,000
                                         ===============

     Rental expenses for all operating leases were approximately $11,347,000, $5,539,500 and $2,525,500 for the years ended December 31, 2001, 2000, and 1999, respectively.

Construction Expenditures

     Construction expenditures in 2002 are estimated to be between approximately $70,000,000 and $85,000,000. The majority of the estimated expenditures are for the build-out of the PCS network.

Legal Matters

     The Company is party to legal claims arising in the normal course of business. Although the ultimate outcome of the claims cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material adverse impact on the Company's results of operations or financial condition.

NTELOS Network Agreement

     In August 1999, the Company entered into a wholesale network services agreement with West Virginia PCS Alliance and Virginia PCS Alliance (the "Alliances"), two related, independent PCS providers whose network is managed by NTELOS. Under the network services agreement, the Alliances provide the Company with the use of and access to key components of their network in most of Horizon PCS' markets in Virginia and West Virginia. The initial term was through June 8, 2008, with four automatic ten-year renewals.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 12 - Commitments and Contingencies (Continued)

     This agreement was amended in the third quarter of 2001 to provide for a minimum monthly fee to be paid by the Company through December 31, 2003. The minimum monthly fee includes a fixed number of minutes to be used by the Company's subscribers. The Company incurs additional per minute charges for minutes used in excess of the fixed number of minutes allotted each month. The aggregate amount of future minimum payments is as follows:


              Year                                          Amount
              ----                                          ------
              2002......................................$   27,400,000
              2003.......................................   38,600,000
                                                            ----------

                Total...................................$   66,000,000
                                                        ==============

NOTE 13 - Convertible Preferred Stock

     Horizon PCS has authorized 175,000,000 shares of convertible preferred stock at $0.0001 par value. On September 26, 2000, an investor group led by Apollo Management purchased 23,476,683 shares of convertible preferred stock for approximately $126,500,000 in a private placement offering. Concurrent with the closing, holders of the $14,100,000 short-term convertible note converted the principal and unpaid interest into 2,610,554 shares of the same convertible preferred stock purchased by the investor group. Holders of the convertible preferred stock have the option to convert their shares (on a share for share basis) into class A common stock at any time. In addition, the convertible preferred stock converts automatically upon the completion of a public offering of class A common stock meeting specified criteria or upon the occurrence of certain business combination transactions. The convertible preferred stock pays a 7.5% stock dividend semi-annually, commencing April 30, 2001. The dividends are payable in additional preferred stock. During 2001, Horizon PCS paid $11,775,917 of dividends in additional shares of convertible preferred stock. At December 31, 2001, there were 28,272,170 shares of convertible preferred stock outstanding.

     If Horizon PCS has not completed either (i) a public offering of its class A common stock in which Horizon PCS receives at least $50,000,000 or (ii) a merger or consolidation with a publicly-listed company that has a market capitalization of at least $100,000,000 by the fifth anniversary of the date Horizon PCS issued the convertible preferred stock, the investor group may request Horizon PCS repurchase all of their shares of convertible preferred stock at fair market value, as determined by three investment banking institutions. If the investor group requests Horizon PCS repurchase their convertible preferred stock and Horizon PCS declines, Horizon PCS will be required to auction itself. If no bona fide offer is received upon an auction, the repurchase right of the investor group expires. If, however, a bona fide offer is received upon the auction, Horizon PCS must sell itself or the dividend rate on the convertible preferred stock will increase from 7.5% to 18.0% and Horizon PCS will be required to re-auction itself annually until the convertible preferred stock is repurchased. Horizon PCS' secured credit facility and the discount notes, both described in Note 9, prohibit Horizon PCS from repurchasing any convertible preferred stock. Due to a mandatory redemption clause, this stock is considered a mezzanine financing and is recorded outside of stockholders' equity (deficit).

     Holders of Horizon PCS' convertible preferred stock are entitled to vote on all matters on an as-converted basis. In addition, the vote of at least a majority of the outstanding shares of convertible preferred stock, voting as a single class, shall be necessary for effecting or validating significant corporate actions specified in the certificate of incorporation.

     Horizon PCS has agreed that until the conversion of the preferred stock, it will adhere to certain restrictive covenants. Among other restrictions, the most significant covenants relate to capital expenditures, asset sales, restricted payments, additional debt incurrence, and equity issuance. As of December 31, 2001, Horizon PCS was in compliance with the covenants under the agreement.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 14 - Common Stock and Treasury Stock

     In October 1999, the Company converted all of the issued and outstanding shares of its common stock into class A common stock, without par value. Additionally, the Company authorized a new class B common stock, consisting of 500,000 authorized shares, at no par value. Each holder of class A common stock is entitled to one vote per share and each holder of class B common stock is entitled to ten votes per share. Both classes of common stock have equal dividend rights.

     In December 1999, the Company declared a stock split which distributed three shares of class B common stock for each share of class A common stock issued and outstanding at the time of declaration. This resulted in the issuance of 299,178 shares of class B common stock.

     In February 2000, Horizon PCS purchased 78,900 shares of common stock of the Company from the Company's largest unaffiliated shareholder for $11,835,000. This represented approximately a 19.78% interest in the Company. Horizon PCS exchanged 40% of the shares owned (31,912 shares) as consideration for the acquisition of Bright PCS (Note 4). This transaction reduced the treasury stock to 11.78%.

     On September 26, 2000, Horizon PCS distributed 10% of its 11.78% ownership of the Company in the form of a dividend, payable pro rata to the shareholders of record on September 26, 2000. This transaction resulted in a gain of approximately $1,038,000, as part of the stock was distributed to owners other than the Company.

     During 2001, Horizon PCS distributed its remaining 7,249 shares of Horizon Telcom to members of Horizon PCS' management as an award. As a result, the Horizon PCS recorded non-cash compensation expense of approximately $725,000 in the accompanying consolidated statements of operations.

NOTE 15 - Sprint PCS Warrants

     Horizon PCS agreed to grant to Sprint PCS warrants to acquire 2,510,460 shares of Horizon PCS' class A common stock in exchange for the right to service PCS markets in additional areas. By September 30, 2000, Sprint PCS had substantially completed its obligations under the agreement and Horizon PCS completed the required purchase of certain Sprint PCS assets. Horizon PCS valued the warrants and recorded an intangible asset of approximately $13,356,000 (based on a price of $5.88 per share, valued using the Black-Scholes pricing model using an expected dividend yield of 0.0%, a risk-free interest rate of 6.5%, expected life of 10 years and a volatility of 95%). The intangible asset is being amortized over the remaining term of the Sprint PCS management agreement resulting in approximately $752,000 of amortization expense per year. Amortization expense for the years ended December 31, 2001 and 2000, was approximately $752,000 and $188,000 respectively. Accumulated amortization on the intangible asset was approximately $940,000, and $188,000 as of December 31, 2001 and 2000, respectively. The warrants will be issued to Sprint PCS at the earlier of an initial public offering of Horizon PCS' common stock or July 31, 2003.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 16 - Stock Option Plans

     In November 1999, Horizon Telcom adopted the 1999 Stock Option Plan, (the "Plan"). The Plan is intended to provide directors, officers and other employees of, and service providers to, the Company and any of its related corporations with opportunities to purchase stock pursuant to the grant of incentive or nonqualified options.

     The Company may grant options for up to 10,000 shares of class B common stock. The maximum term of the options is ten years. Options vest based on the terms of each individual agreement, currently over four years from the date of the grant.

     In November 1999, Horizon PCS adopted the 1999 Stock Option Plan which was amended in June 2000 and renamed the 2000 Stock Option Plan (Horizon PCS' Plan). Horizon PCS may grant options for up to 7,500,000 shares of its class A common stock and 4,196,884 shares of its class B common stock. The maximum term of the options is ten years. Options vest based on the terms of each individual agreement, currently over four or six years from the date of the grant.

     A summary of the status of the Company's plans for the years ended December 31, 2001, 2000 and 1999, follows:



                               Horizon Telcom                                      Horizon PCS
                       ------------------------------  ----------------------------------------------------------------
                               Weighted     Options            Weighted     Options             Weighted      Options
                                Average   Exercisable           Average   Exercisable            Average    Exercisable
                       class B Exercise       At       class A Exercise       At       class B  Exercise        At
                        Shares    Price    Year End    Shares     Price    Year End    Shares      Price     Year End
                        ------    -----    --------    ------     -----    --------    ------      -----     --------
December 31, 1998           --    $   --                   --  $      --                    --  $      --
  Granted                  950     60.00                   --         --              4,196,884      0.12
  Exercised                 --        --                   --         --                    --         --
  Forfeited                 --        --                              --                    --         --
                        ------    ------              ------------------              --------  ---------

December 31, 1999          950     60.00        238       --         --          --  4,196,884       0.12      500,398
  Granted                   --        --              116,971      5.88                     --         --
  Exercised               (123)    60.00                  --         --                     --         --
  Forfeited                 --        --                             --                     --
                        -------    -----              -------  ---------              --------

December 31, 2000          827     60.00        293  116,971        5.88         --  4,196,884      0.12     1,116,249
  Granted                   --        --                   --         --                    --        --
  Exercised                 --        --                   --         --                    --        --
  Forfeited                 --        --                   --         --                    --        --
                         ------   ------             -------  ----------             --------- ----------
December 31, 2001          827    $60.00        471  116,971  $     5.88     29,243  4,196,884 $    0.12     2,017,733
                         =======  ======             =======  ==========             ========= ==========


     The Company applies APB Opinion 25 and related interpretations in accounting for the plans with respect to employees. The Company applies SFAS No. 123 and related interpretations in accounting for stock options granted to non-employees. Pursuant to this, the Company will recognize approximately $2,180,000 in compensation expense over the period of the options (through
2005). The accompanying consolidated financial statements reflect a non-cash compensation charge, related to the stock option plans, of approximately $424,000, $674,000 and $2,700 for the years ended December 31, 2001, 2000 and
1999, respectively.

     For the purpose of the SFAS No. 123 disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with an assumption of a risk-free interest rate of 6.5% and 5.5% for the 2000 and 1999 options, respectively, for the Company and Horizon PCS and a dividend yield of 3.1% for the Company. Horizon PCS options also include a 95% volatility factor. The fair values at the date of grant were $88.34 for Horizon Telcom's 1999 grant and $0.60 and $4.75 for Horizon PCS' 1999 and 2000 grants, respectively.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 16 - Stock Option Plans (Continued)

     Had compensation cost for both plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss available to common shareholders and losses per common share would have been increased to the pro forma amounts indicated below for the years ended December 31:

                                                                2001               2000              1999
                                                         ------------------  ----------------  ----------------
      Net Loss

        As reported..................................    $    (118,820,602)  $   (44,673,246)  $    (4,481,098)
        Pro forma....................................         (119,485,362)      (45,407,163)       (4,519,366)

      Basic and diluted loss per share

        As reported..................................    $         (329.59)  $       (129.03)  $        (11.23)
        Pro forma....................................              (331.44)          (131.14)           (11.33)


NOTE 17 - Extraordinary Loss

     As a result of the September 26, 2000, financings described earlier, the Company retired long-term debt payable to financial institutions. As a result of this debt extinguishment, the Company expensed the unamortized portion of the related financing costs as well as fees associated with the debt extinguishments. These fees and expenses amounted to approximately $748,000 during 2000 and are shown on the consolidated statements of operations net of a tax benefit of approximately $262,000.

NOTE 18 - Disclosures About Fair Value of Financial Instruments

     SFAS No. 107 requires disclosure of the fair value of all financial instruments. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value may be based on quoted market prices for the same or similar financial instruments or on valuation techniques such as the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

     The estimates of fair value required under SFAS No. 107 require the application of broad assumptions and estimates. Accordingly, any actual exchange of such financial instruments could occur at values significantly different from the amounts disclosed. As cash and cash equivalents, current receivables, current payables and certain other short-term financial instruments are all short term in nature, their carrying amounts approximate fair value. The carrying value of restricted cash approximates fair value as the investment funds are short-term. Investments in marketable securities classified as available-for-sale are recorded at fair value based on the market price of the security at December 31, 2001.

     The secured credit facility is based on variable, market-driven rates; therefore, its carrying value approximates fair value. The senior notes were issued in December 2001 and approximate fair value as of December 31, 2001. The fair values of the fixed-rate 1993 Senior Notes, the 1998 Senior Notes and the discount notes, set forth below, were estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements and current market prices.

                              Fair Value       Recorded Value
                             -------------   -----------------
December 31, 2001.........   $ 161,968,000   $     179,055,643
December 31, 2000.........     156,470,000         157,283,104

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 18 - Disclosures About Fair Value of Financial Instruments (Continued)

     In the first quarter of 2001, Horizon PCS entered into a two-year interest rate swap, effectively fixing $25,000,000 of a term loan under the secured credit facility (Note 9) at a rate of 9.4%. In the third quarter of 2001, Horizon PCS entered into another two-year interest rate swap, effectively fixing the remaining $25,000,000 borrowed under the secured credit facility at 7.65%. The swaps have been designated as a hedge of a portion of the future variable interest cash flows expected to be paid under the secured credit facility borrowings. A loss of approximately $838,000 was recorded in other comprehensive income (loss) during the year ended December 31, 2001. The Company also recognized a loss in the consolidated statements of operations of approximately $176,000 during 2001 related to the ineffectiveness of the hedge. Other comprehensive income may fluctuate based on changes in the fair value of the swap instrument. The Company has recorded a liability in other long-term liabilities in the accompanying consolidated balance sheets of approximately $1,014,000 at December 31, 2001, related to the swaps.

NOTE 19 - Supplementary Financial Information (Unaudited)

   The quarterly results of operations for the years ended December 31, 2001 and 2000:


                                                                       For the three months ended
                                                 --------------------------------------------------------------------
                                                     March 31           June 30       September 30      December 31
                                                 ----------------  ---------------  ---------------  ----------------
                                                             (Dollars in thousands except per share data)
Fiscal Year 2001:
----------------
Total revenues.............................          $     30,633      $    35,755      $    47,364     $      56,388
Operating loss.............................               (13,660)         (20,051)         (21,181)          (26,501)
Net loss...................................               (19,751)         (28,724)         (30,471)          (39,875)
Basic and diluted net loss per share ......                (55.62)          (79.28)          (84.10)          (110.61)

Fiscal Year 2000:
----------------
Total revenues.............................          $     15,304      $    16,245      $    18,791     $      23,660
Operating loss.............................                (3,181)          (5,521)         (10,502)          (17,939)
Loss before extraordinary item.............                (3,917)          (6,813)         (10,772)          (22,685)
Extraordinary loss, net of taxes...........                    --               --             (486)               --
Net loss...................................                (3,917)          (6,813)         (11,258)          (22,685)
Basic and diluted loss per share before
    extraordinary item.....................                (11.31)          (20.61)          (30.52)           (63.89)
Basic and diluted loss per share from
    extraordinary item.....................                    --               --            (1.38)               --
Diluted net loss per share available to common
    shareholders...........................                (11.31)          (20.61)          (31.90)           (63.89)



NOTE 20 - Subsequent Events

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. Horizon PCS complied with these covenants at December 31, 2001. There is a likelihood, however, that it will not meet the covenant for EBITDA for the first quarter of 2002. Although financial results for the end of the first quarter are not final, subscriber information to date indicates significantly higher than expected gross and net additions to Horizon PCS subscribers for the quarter. Although Horizon PCS ultimately benefits from the revenues generated by new subscribers, Horizon PCS incurs one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect Horizon PCS' EBITDA in the short-term during the period of the addition of new subscribers which could lead to non-compliance with the EBITDA covenant for the first quarter of 2002.

     We have initiated discussions with the lead bank in our lending group concerning a possible non-compliance with the covenant. After quarter-end, if the financial statements show a non-compliance, we intend to immediately enter into negotiations with the bank group to obtain a waiver of the non-compliance and amendments to the covenants.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


     The failure to comply with the covenant would be an event of default under our secured credit facility, and would give the lenders the right to pursue remedies. These remedies could include acceleration of amounts due under the facility. If the lender elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures for our senior notes and discount notes. If we fail to comply with the covenant, one option available to us would be to prepay the indebtedness under the secured credit facility, together with prepayment fees. If we prepaid the facility prior to acceleration, we would avoid default under the indentures for our senior notes and discount notes. In the event of such a prepayment, we believe that we could obtain replacement financing to the extent necessary to fund our business plan. There can be no assurance, however, that we could obtain adequate or timely replacement financing on acceptable terms or at all.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Financial Statement Schedule
Valuation and Qualifying Accounts

------------------------------------------------------------------------------------------------------------------------------------

                                              Balance at
                                             Beginning of       Charged to        Deductions        Balance at
               Description                      Period            Expense             (1)          End of Period
------------------------------------------   --------------    --------------    --------------    --------------
                                                                   (dollars in thousands)
Allowance for Doubtful Accounts
  Receivable-Subscribers
Year Ended December 31, 1999............     $         663     $         781     $        (533)    $         911
                                             =============     =============     =============     =============
Year Ended December 31, 2000............     $         911     $       1,891     $      (1,001)    $       1,801
                                             =============     =============     =============     =============
Year Ended December 31, 2001............     $       1,801     $       6,936     $      (6,075)    $       2,662
                                             =============     =============     =============     =============


Allowance for Doubtful Accounts
  Receivable-Interexchange Carriers and
  Other

Year Ended December 31, 1999............     $          50     $          20     $          (3)    $          67
                                             =============     =============     =============     =============
Year Ended December 31, 2000............     $          67     $          25     $          (2)    $          90
                                             =============     =============     =============     =============
Year Ended December 31, 2001............     $          90     $         408     $         (20)    $         478
                                             =============     =============     =============     =============
-----------------

(1) Represents amounts written off during the period, less recoveries of amounts previously written off.

1456346