Form 10-Q
period 2002-03-31
HORIZON TELCOM INC
filed 2002-05-15
CIK 1139218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number: 0-32617

                              HORIZON TELCOM, INC.
             (Exact name of Registrant as specified in its charter)

             OHIO                                         31-1449037
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            68 EAST MAIN STREET
            CHILLICOTHE, OHIO                             45601-0480
 (Address of principal executive offices)                 (Zip Code)

                                 (740) 772-8200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [   ]


As of April 30, 2002, there were 99,726 shares of class A common stock outstanding and 299,450 shares of class B common stock outstanding.

                              HORIZON TELCOM, INC.
                                    FORM 10-Q
                              FIRST QUARTER REPORT

                                TABLE OF CONTENTS

                                                                                                    PAGE NO.

PART I       FINANCIAL INFORMATION

   Item 1.   Financial Statements:
             Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited)
             and December 31, 2001.........................................................................2

             Condensed Consolidated Statements of Operations for the Three Months Ended
             March 31, 2002 and 2001 (unaudited)...........................................................4

             Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended
             March 31, 2002 and 2001 (unaudited)...........................................................5

             Condensed Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2002 and 2001 (unaudited)...........................................................6

             Notes to the Interim Condensed Consolidated Financial Statements (unaudited) .................7

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................................................16

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................26

PART II     OTHER INFORMATION

  Item 1.   Legal Proceedings............................................................................28

  Item 2.   Changes in Securities and Use of Proceeds....................................................28

  Item 3.   Defaults Upon Senior Securities..............................................................28

  Item 4.   Submission of Matters to a Vote of Security Holders..........................................28

  Item 5.   Other Information............................................................................28

  Item 6.   Exhibits and Reports on Form 8-K.............................................................43

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON TELCOM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of March 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

                                                                                 March 31,         December 31,
                                                                                   2002                2001
                                                                            ------------------  -----------------
                                                                                (unaudited)
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents (includes $105,000,000 on deposit in
       accordance with waiver agreement in 2002. See Note 9)..............  $      197,503,933  $     127,154,227
     Restricted cash......................................................          24,597,222         24,597,222
     Accounts receivable - subscriber, less allowance for doubtful accounts of $2,327,000 as of March 31, 2002 and $2,662,000 as of
         December 31, 2001................................................          17,988,489         15,275,708
     Accounts receivable - interexchange carriers, access charge pools and other, less allowance for doubtful accounts of $209,000 at
         March 31, 2002 and $477,000 at December 31, 2001.................           6,737,355          5,691,105
     Inventories..........................................................           4,542,972          6,512,026
     Taxes applicable to future years, prepayments, and other.............           4,862,568          2,322,646
                                                                            ------------------  -----------------
              Total current assets........................................         256,232,539        181,552,934
                                                                            ------------------  -----------------

INVESTMENTS:
     Securities available-for-sale........................................           2,511,000          3,537,720
     Other investments....................................................             267,918            227,852
                                                                            ------------------  -----------------
              Total investments...........................................           2,778,918          3,765,572
                                                                            ------------------  -----------------

OTHER ASSETS:
     Intangibles, net.....................................................          42,225,701         42,840,534
     Goodwill, net........................................................           7,191,180          7,191,180
     Restricted cash......................................................          24,062,500         24,062,500
     Unamortized debt issuance costs, prepaid pension costs and other.....          27,904,213         29,223,926
                                                                            ------------------  -----------------
              Total other assets..........................................         101,383,594        103,318,140
                                                                            ------------------  -----------------

PROPERTY, PLANT AND EQUIPMENT, NET........................................         305,493,462        289,277,220
                                                                            ------------------  -----------------

                    Total assets..........................................  $      665,888,513  $     577,913,866
                                                                            ==================  =================


(Continued on next page)

HORIZON TELCOM, INC. AND SUBSIDIARIES

As of March 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------


                                                                                 March 31,          December 31,
                                                                                   2002                 2001
                                                                          -------------------   ------------------
                                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
     Lines of credit....................................................   $       18,400,000   $       19,167,338
     Current maturities of long-term debt...............................            2,000,000            2,000,000
     Accounts payable...................................................            9,036,610            9,933,862
     Accounts payable - interexchange carriers and access charge pools..            2,093,952            1,895,452
     Payable to Sprint PCS..............................................           16,892,532           10,244,529
     Deferred PCS service revenue.......................................            4,326,977            3,712,734
     Accrued taxes......................................................            4,447,493            4,842,912
     Accrued vacation and payroll.......................................            2,121,305            2,441,434
     Other accrued liabilities..........................................           36,041,428           26,542,875
                                                                          -------------------   ------------------
              Total current liabilities.................................           95,360,297           80,781,136
                                                                          -------------------   ------------------

LONG-TERM DEBT AND OTHER LIABILITIES:
     Deferred Federal income taxes, net.................................            4,283,072            4,632,157
     Deferred income....................................................           13,194,136           13,678,270
     Postretirement benefit obligation..................................            5,970,250            5,756,305
     Long-term debt.....................................................          513,410,215          402,055,643
     Other long-term liabilities........................................            1,673,225            2,137,675
                                                                          -------------------   ------------------
              Total long-term debt and other liabilities................          538,530,898          428,260,050
                                                                          -------------------   ------------------

                  Total liabilities.....................................          633,891,195          509,041,186
                                                                          -------------------   ------------------

CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY...............................          148,205,412          145,349,043

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - class A, no par value, 200,000 shares authorized,
         99,726 shares issued, stated at $4.25 per share................              423,836              423,836
     Common stock - class B, no par value, 500,000 shares authorized,
         299,301 shares issued, stated at $4.25 per share...............            1,272,029            1,272,029
     Treasury stock - 36,698 shares at cost.............................           (5,504,700)          (5,504,700)
     Accumulated other comprehensive income, net........................            1,044,352            1,332,044
     Additional paid-in capital.........................................           72,188,904           72,188,904
     Deferred stock option compensation.................................             (977,742)          (1,079,610)
     Retained deficit...................................................         (184,654,773)        (145,108,866)
                                                                          -------------------   ------------------
                 Total stockholders' equity (deficit)...................         (116,208,094)         (76,476,363)
                                                                          -------------------   ------------------

                  Total liabilities and stockholders' equity (deficit)..   $      665,888,513   $      577,913,866
                                                                           ==================   ==================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                               For the Three Months Ended March 31,
                                                                                  2002                     2001
                                                                           ------------------       ------------------
OPERATING REVENUES:
     Wireless Personal Communications Services (PCS) revenue.............  $       45,733,388       $       18,136,012
     PCS equipment sales.................................................           2,375,288                1,075,964
     Basic local, long-distance and other landline.......................           4,597,831                4,818,062
     Network access......................................................           4,595,470                5,028,753
     Internet access services............................................             806,828                  763,105
     Equipment systems sales, information services and other revenues....           1,298,921                  811,522
                                                                           ------------------       ------------------
              Total operating revenues...................................          59,407,726               30,633,418
                                                                           ------------------       ------------------

OPERATING EXPENSES:
     Cost of goods sold..................................................           5,092,010                2,339,858
     Cost of services (exclusive of items shown separately below)........          39,492,143               21,515,574
     Selling and marketing ..............................................          15,085,457                7,627,200
     General and administrative (exclusive of items shown separately
         below)..........................................................          12,798,088                7,566,229
     Non-cash compensation expense.......................................             101,867                  110,272
     Depreciation and amortization.......................................          10,120,011                5,134,376
                                                                           ------------------       ------------------
              Total operating expenses...................................          82,689,576               44,293,509
                                                                           ------------------       ------------------

OPERATING LOSS...........................................................         (23,281,850)             (13,660,091)
                                                                           ------------------       ------------------

NONOPERATING INCOME (EXPENSE):
       Interest expense, net.............................................         (13,203,579)              (6,763,402)
       Subsidiary preferred stock dividends..............................          (2,856,369)              (2,635,623)
       Interest income and other, net....................................             456,436                3,002,539
                                                                           ------------------       ------------------
              Total nonoperating income (expense)........................         (15,603,512)              (6,396,486)
                                                                           ------------------       ------------------

LOSS BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST.....................
                                                                                  (38,885,362)             (20,056,577)

INCOME TAX EXPENSE.......................................................            (207,634)                (677,905)

MINORITY INTEREST IN LOSS ...............................................                  --                  983,883
                                                                           ------------------       ------------------

NET LOSS.................................................................  $      (39,092,996)      $      (19,750,599)
                                                                           ==================       ==================

Basic and diluted net loss per share.....................................  $         (107.89)       $          (55.62)
                                                                           =================        =================
Weighted-average common shares outstanding ..............................             362,336                  355,080
                                                                           ==================       ==================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Other Comprehensive Income (Loss)
For the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                               For the Three Months Ended
                                                                                          March 31,
                                                                                  2002                2001
                                                                           ---------------      --------------

NET LOSS...............................................................    $   (39,092,996)     $  (19,750,599)

OTHER COMPREHENSIVE INCOME (LOSS):
  Net unrealized gain (loss) on hedging activities.....................            389,943            (298,905)
  Net unrealized gain (loss) on securities available-for-sale net of
    taxes of $349,085..................................................           (677,635)                 --
                                                                           ---------------      --------------

COMPREHENSIVE INCOME (LOSS)............................................    $   (39,380,688)     $  (20,049,504)
                                                                           ===============      ==============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                                         Three Months Ended March 31,
                                                                                           2002               2001
                                                                                    -----------------  -----------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                         $      (8,349,981) $     (15,259,229)
                                                                                    -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net....................................................          (26,333,246)       (36,023,484)
   Purchase of short-term investments...........................................                   --        (31,976,767)
   Proceeds from sale of fixed assets...........................................            1,253,182                 --
   Proceeds from redemption of RTFC certificates................................                   --          2,895,646
                                                                                    -----------------  -----------------
         Net cash used in investing activities..................................          (25,080,064)       (65,104,605)
                                                                                    -----------------  -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt - borrowings, net of repayments...............................          104,232,662          1,200,000
   Deferred financing fees and other............................................                   --            (36,719)
   Treasury stock received as dividend..........................................                   --             (4,311)
   Dividends paid...............................................................            (452,911)           (408,342)
                                                                                    -----------------  -----------------
         Net cash provided by financing activities..............................          103,779,751            750,628
                                                                                    -----------------  -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................                  70,349,706        (79,613,206)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................          127,154,227        192,011,997
                                                                                    -----------------  -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD........................................    $     197,503,933  $     112,398,791
                                                                                    =================  =================




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of March 31, 2002 and December 2001
And for the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 1 - GENERAL

     The results of operations for the interim periods shown are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the three months ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001, which includes information and disclosures not presented herein.

NOTE 2 - ORGANIZATION AND BUSINESS OPERATIONS

     The Company is a facilities-based telecommunications carrier that provides a variety of voice and data services to commercial, residential/small business and local market segments. The Company provides landline telephone service, very-high digital subscriber line ("VDSL") television service and Internet access services to the southern Ohio region, principally in and surrounding Chillicothe, Ohio. The Company also provides PCS operations to a twelve-state region in the Midwest, including Ohio, Indiana, Pennsylvania, Virginia and West Virginia, as an affiliate of Sprint PCS.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Note 1 in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, describes the Company's significant accounting policies in greater detail than presented herein.

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements reflect the operations of Horizon Telcom, and its subsidiaries, the Chillicothe Telephone Company ("Chillicothe Telephone"), Horizon PCS, Inc. ("Horizon PCS"), Horizon Services, Inc. ("Horizon Services"), and Horizon Technology, Inc ("Horizon Technology," formerly United Communications, Inc.) and have been prepared in accordance with the rules and regulations of the Securities and Exchange
Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. All material intercompany transactions and balances have been eliminated in consolidation.

ACCOUNTING FOR RATE REGULATION

     Chillicothe Telephone is subject to rate-regulation. SFAS No. 71, "Accounting for the Effects of Certain Types of Rate Regulation" provides that rate-regulated public utilities account for revenues and expenses and report assets and liabilities consistent with the economic effect of the way in which the regulators establish rates. Chillicothe Telephone follows the accounting and reporting requirements of SFAS No. 71. As of March 31, 2002, the Company has recorded regulatory assets and liabilities of approximately $264,000 and $1,831,000, respectively. As of December 31, 2001, regulatory assets and liabilities were approximately $331,000 and $481,000, respectively.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of March 31, 2002 and December 2001
And for the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINORITY INTEREST

     As part of the acquisition of Bright PCS, the former members of Bright PCS have approximately an 8% ownership in Horizon PCS. The Company accounts for this ownership by recording the portion of net income (loss) attributable to the minority shareholders (a loss of $983,883 for the three months ended March 31, 2001) as minority interest in earnings (loss) in the accompanying condensed consolidated statements of operations. The minority interest's share in the Company's losses during 2001 reduced the minority interest's accounting basis to zero at March 31, 2001. There will be no further allocations to minority interest until such time as Horizon PCS becomes profitable and any unallocated losses to minority interest are offset with income in future periods.

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

NET LOSS PER SHARE

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share" and SAB No. 98. Basic and diluted net loss per share is computed by dividing net loss, for each period, by the weighted-average outstanding common shares. No conversion of common stock equivalents (options, warrants or convertible securities) has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share is the same for basic and diluted net loss per share calculations for all periods presented. There are three items that could potentially dilute basic earnings per share in the future. These items include the common stock options, the stock purchase warrants and the convertible preferred stock. These items will be included in the diluted earnings per share calculation when dilutive.

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of March 31, 2002 and December 2001
And for the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     These statements were adopted by the Company on January 1, 2002. Goodwill amortization ceased as of December 31, 2001, and the Company is required to complete an impairment test of the remaining goodwill balance annually (more frequently if impairment indicators arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of March 31, 2002, Horizon PCS has goodwill of approximately $7,191,000, net of accumulated amortization, related to the acquisition of Bright PCS. The Company will complete the first step of the impairment test by June 30, 2002, and, if necessary, will complete the second step by December 31, 2002.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No.
142. The Company adopted SFAS No. 144 on January 1, 2002. The adoption did not have a material effect on the Company's financial position, results of operations or cash flows.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 2002 presentation.

NOTE 4 - SEGMENT INFORMATION

     The Company is organized around the differences in products and services it offers. Under this organizational structure, the Company operates in two reportable business segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," landline telephone services and wireless personal communications services. The landline telephone services segment includes four major revenue streams: basic local service, long-distance toll, network access services and other related telephone services. The wireless personal communications services segment includes three major revenue streams:
PCS subscriber revenues, PCS roaming revenues and PCS equipment sales.

     The Company evaluates the performance of the segments based on operating earnings before the allocation of administrative expenses. Information about interest income and expense and income taxes is not provided on a segment level. The accounting policies of the segments are the same as described in the summary of significant accounting policies.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of March 31, 2002 and December 2001
And for the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 4 - SEGMENT INFORMATION (CONTINUED)

     The following table includes revenue, intercompany revenues, operating earnings (loss), depreciation and amortization expense and capital expenditures for the three months ended March 31, 2002 and 2001, and assets as of March 31, 2002 and December 31, 2001, for each segment and reconciling items necessary to total to amounts reported in the condensed consolidated financial statements:

                                                                          Net Revenue
                                                                   Three Months Ended March 31,
                                                             --------------------------------------
                                                                   2002                   2001
                                                             ---------------        ---------------
       Landline telephone services.........................  $     9,193,301        $     9,846,815
       Wireless personal communications services..............    48,108,676             19,211,976
       All other...........................................        2,105,749              1,574,627
                                                             ---------------        ---------------
           Total net revenues..............................  $    59,407,726        $    30,633,418
                                                             ===============        ===============


                                                                      Intercompany Revenue
                                                                   Three Months Ended March 31,
                                                             --------------------------------------
                                                                   2002                  2001
                                                             ---------------        ---------------
       Landline telephone services........................   $        401,914       $       240,758
       Wireless personal communications services..........            101,106                41,681
       All other..........................................            107,317                 2,076
                                                             ----------------       ---------------
           Total intercompany revenues....................   $        610,337       $       284,515
                                                             ================       ===============

                                                                     Operating Earnings (Loss)
                                                                   Three Months Ended March 31,
                                                             --------------------------------------
                                                                   2002                   2001
                                                             ---------------        ---------------
       Landline telephone services........................   $     3,548,542        $     4,333,291
       Wireless personal communications services..........       (22,789,806)           (14,310,477)
       All other..........................................          (973,055)              (706,858)
       Unallocated administrative expenses................        (3,067,531)            (2,976,047)
                                                             ---------------        ---------------
           Total operating loss...........................   $   (23,281,850)       $   (13,660,091)
                                                             ===============        ===============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of March 31, 2002 and December 2001
And for the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 4 - SEGMENT INFORMATION (CONTINUED)

                                                                  Depreciation and Amortization
                                                                  Three Months Ended March 31,
                                                             --------------------------------------
                                                                  2002                    2001
                                                             ---------------        ---------------
       Landline telephone services.......................   $      1,679,674        $     1,499,028
       Wireless personal communications services.........          7,949,631              3,414,043
       All other.........................................            490,706                221,305
                                                            ----------------        ---------------
           Total depreciation and amortization...........   $     10,120,011        $     5,134,376
                                                            ================        ===============

                                                                      Capital Expenditures
                                                                  Three Months Ended March 31,
                                                             --------------------------------------
                                                                  2002                    2001
                                                             ---------------        ---------------
       Landline telephone services.......................   $     2,002,531         $     2,137,447
       Wireless personal communications services.........        23,438,012              32,053,689
       All other.........................................           892,703               1,832,348
                                                            ---------------         ---------------
           Total capital expenditures....................   $    26,333,246         $    36,023,484
                                                            ===============         ===============

                                                                             Assets
                                                             --------------------------------------
                                                                March 31,             December 31,
                                                                  2002                    2001
                                                             ---------------        ---------------
       Landline telephone services.......................   $    89,743,149         $    90,951,437
       Wireless personal communications services.........       569,255,117             480,754,022
       All other.........................................         6,890,247               6,208,407
                                                            ---------------         ---------------
           Total assets..................................   $   665,888,513         $   577,913,866
                                                            ===============         ===============

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of March 31, 2002 and December 2001
And for the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 4 - SEGMENT INFORMATION (CONTINUED)

     Net operating revenues by product and services were as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                                         2002               2001
                                                                   --------------      -------------
       Landline telephone services:
         Basic local service...................................    $    3,605,256      $   3,577,803
         Long-distance toll....................................           309,392            442,039
         Network access services...............................         4,595,470          5,028,753
         Other related telephone services......................           683,183            798,220
                                                                   --------------      -------------
             Total landline telephone services.................         9,193,301          9,846,815
                                                                   --------------      -------------

       Wireless personal communications services:
         PCS subscriber revenues...............................        34,914,100         12,021,553
         PCS roaming revenues..................................        10,819,288          6,114,459
         PCS equipment sales...................................         2,375,288          1,075,964
                                                                   --------------      -------------
           Total wireless personal communications services.....        48,108,676         19,211,976
                                                                   --------------      -------------

       Other:
         Internet access services..............................           806,828            763,105
         Equipment systems sales...............................           380,336            263,420
         Other miscellaneous revenues..........................           918,585            548,102
                                                                   --------------      -------------
             Total other.......................................         2,105,749          1,574,627
                                                                   --------------      -------------
             Total operating revenues..........................    $   59,407,726      $  30,633,418
                                                                   ==============      =============

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at March 31, 2002 and December 31, 2001:

                                                                         2002              2001
                                                                   ---------------   ---------------
       Network assets...........................................   $   223,960,020   $   220,849,771
       Switching equipment......................................        53,718,806        35,253,986
       Land and buildings.......................................        15,473,443        15,223,363
       Computer and telecommunications equipment................        14,662,925        14,292,341
       Furniture, vehicles and office equipment.................        11,769,550        12,477,119
                                                                   ---------------   ---------------
          Property, plant and equipment in service, at cost.....       319,584,744       298,096,580
       Accumulated depreciation.................................       (71,281,328)      (68,604,457)
                                                                   ---------------   ---------------
             Property, plant and equipment in service, net......       248,303,416       229,492,123
       Construction work in progress............................        57,190,046        59,785,097
                                                                   ---------------   ---------------
                 Total property, plant and equipment, net.......   $   305,493,462   $   289,277,220
                                                                   ===============   ===============

     The Company capitalized interest of approximately $2,118,000 and $1,604,000 for the three months ended March 31, 2002 and 2001, respectively.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of March 31, 2002 and December 2001
And for the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 6 - LONG-TERM DEBT

     The components of long-term debt outstanding at March 31, 2002, and December 31, 2001, are as follows:

                                                      Interest Rate at
                                                       March 31, 2002            2002             2001
                                                       --------------      ---------------  ---------------
          Senior notes...........................          13.75%          $   175,000,000  $   175,000,000
          Discount notes, net of discount........          14.00%              165,410,215      159,055,643
          Secured credit facility-Term B.........          6.30%                50,000,000       50,000,000
          Secured credit facility-Term A.........          5.75%               105,000,000               --
          1998 Senior Notes......................          6.62%                12,000,000       12,000,000
          1993 Senior Notes......................          6.72%                 6,000,000        6,000,000
                                                                           ---------------  ---------------
              Total long-term debt...............                          $   513,410,215  $   402,055,643
                                                                           ===============  ===============

     As of March 31 2002, Horizon PCS had an additional $95.0 million available for borrowing under its secured credit facility in the form of a line of credit at a variable interest rate of 5.78%.

     In connection with Horizon PCS' December 2001, offering of $175,000,000 of senior notes due in 2011, approximately $48,660,000 of the offering proceeds were placed in an escrow account to be used toward the first four semi-annual interest payments due under the terms of the notes. The first two interest payments have been classified as short-term.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space and various equipment under several operating leases. In addition, Horizon PCS has a tower lease agreement with a third party whereby it leases towers for substantially all its cell sites. The tower leases are operating leases with a term of five to ten years with three consecutive five-year renewal option periods. In addition, Horizon PCS receives a site development fee from the tower lessor for certain tower sites which the lessor constructs on behalf of Horizon PCS.

     Horizon PCS also leases space for its retail stores. At March 31, 2002, Horizon PCS leased all 39 stores operating throughout its territories.

CONSTRUCTION EXPENDITURES

     Construction expenditures for the year ended December 31, 2002, are estimated to be between approximately $70,000,000 and $85,000,000. The majority of the estimated expenditures are for the build-out and upgrade of the PCS network.

LEGAL MATTERS

     The Company is party to legal claims arising in the normal course of business. Although the ultimate outcome of the claims cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material adverse impact on the Company's results of operations, cash flows or financial condition.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of March 31, 2002 and December 2001
And for the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

ALLIANCES NETWORK AGREEMENTS

     The Alliances are two independent PCS providers offering service under the NTELOS brand name. In August 1999, Horizon PCS entered into a network services agreement with the Alliances for 13 of its markets in Virginia and West Virginia. The initial term is through June 8, 2008, with four automatic ten-year renewals. This agreement was amended in the third quarter of 2001. Under the amended agreement, Horizon PCS is obligated to pay fixed minimum monthly fees until December 2003, at a lower rate per minute than the prior agreement. Usage in excess of the monthly minute allowance is charged at a set rate per minute.

     Under the amendment, the Alliances are obligated to make certain upgrades to their network (3G technology) and the Alliances agreed with Sprint PCS to modify their network to cause Sprint PCS to be in compliance with the Federal Communications Commission's ("FCC") construction requirements for PCS networks. Horizon PCS is responsible for completion of the network modification if the Alliances fail to comply.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

     The Company adopted SFAS No. 142 on January 1, 2002 (Note 3). As a result of the adoption, goodwill amortization ceased as of December 31, 2001, and the Company is required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indicators arise). The following discusses the Company's goodwill and intangible assets presented on the condensed consolidated balance sheets.

     During 2000, Horizon PCS agreed to grant to Sprint PCS warrants to acquire 2,510,460 shares of Horizon PCS class A common stock in exchange for the right to service PCS markets in additional areas. By September 30, 2000, Sprint PCS had substantially completed its obligations under the agreement and Horizon PCS completed the required purchase of certain Sprint PCS assets. Horizon PCS valued the warrants and recorded an intangible asset of approximately $13,356,000. The intangible asset is being amortized over the remaining term of the Sprint PCS management agreement resulting in approximately $752,000 of amortization expense per year through June 2018. Accumulated amortization at March 31, 2002, was approximately $1,129,000.

     During 1999 Horizon PCS entered into a joint venture agreement through the purchase of 25.6% of Bright PCS. On June 27, 2000, the Company acquired the remaining 74.4% of Bright PCS. The total purchase price was approximately $49,300,000 and was treated as a purchase method acquisition for accounting purposes. In conjunction with this transaction, Horizon PCS also acquired the Bright PCS management agreement with Sprint PCS and, with it, the right to operate using Sprint PCS licenses in Bright PCS' markets. Horizon PCS has recognized an intangible asset totaling approximately $33,000,000 related to this licensing agreement which is being amortized over 20 years, the initial term of the underlying management agreement, resulting in annual amortization expense of $1,707,000 through October 2019. Accumulated amortization at March 31, 2002, was approximately $3,001,000.

     The purchase price exceeded the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill was amortized on a straight-line basis over 20 years until December 31, 2001. At March 31, 2002, the remaining unamortized balance of goodwill was approximately $7,191,000.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of March 31, 2002 and December 2001
And for the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 8 - GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

     The following pro forma disclosure reconciles net loss available to common stockholders, as presented on the accompanying condensed consolidated statements of operations, excluding the effect of goodwill amortization:

                                                          Three Months Ended March 31,
                                                              2002              2001
                                                    ------------------  ------------------
Reported net loss..............................     $      (39,092,996) $      (19,750,599)
Goodwill amortization..........................                     --              97,221
                                                    ------------------  ------------------
  Adjusted net loss............................     $      (39,092,996) $      (19,653,378)
                                                    ==================  ==================

Basic and diluted net loss per share...........     $          (107.89) $           (55.62)
Goodwill amortization..........................                     --                0.27
                                                    ------------------  ------------------
  Adjusted basic and diluted net loss per share     $          (107.89) $           (55.35)
                                                    =================== ==================

NOTE 9 - SECURED CREDIT FACILITY COVENANTS

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. Horizon PCS did not meet the covenant for EBITDA for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for the quarter, Horizon PCS incurred additional expenses to add those customers. Although the Horizon PCS ultimately benefits from the revenues generated by new subscribers, Horizon PCS incurs one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect Horizon PCS's EBITDA in the short-term during the period of the addition of new subscribers, which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

     On May 9, 2002, Horizon PCS entered into a waiver agreement with its lending group waiving this non-compliance with the covenant through June 15, 2002. Horizon PCS also agreed that until June 15, 2002, the Horizon PCS would not borrow funds under the $95,000,000 facility so long as cash and cash equivalents (excluding restricted cash) exceeds $10,000,000 and that Horizon PCS would maintain the $105,000,000 in loan proceeds recently received from the lending group in a separate account. Horizon PCS is currently in negotiations with the bank group to obtain amendments to the covenants. Horizon PCS anticipates finalizing these amendments by June 15, 2002.

     The failure to comply with the covenant was an event of default under the secured credit facility, and will give the lender the right to pursue remedies if Horizon PCS is unable to agree on the amendment by June 15, 2002. These remedies could include acceleration of amounts due under the facility. If the lender elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures of Horizon PCS' senior notes and discount notes. One option available to Horizon PCS would be to prepay the indebtedness under the secured credit facility, together with prepayment fees. If Horizon PCS prepaid the facility prior to acceleration, the Company would avoid default under the indentures for the senior notes and discount notes. In the event of such a prepayment, Horizon PCS believes that it could obtain replacement financing to the extent necessary to fund its business plan. There can be no assurance, however, that Horizon PCS could obtain adequate or timely replacement financing on acceptable terms, or at all.

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

                           FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including without limitation, the statements under "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation" and under "ITEM 5. Other Information" and elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

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

     o forecasts of growth in the number of consumers and businesses using communication services;

     o statements regarding our plans for and costs of the build-out of our PCS network;

     o statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of when we will launch commercial PCS and achieve break-even or positive operating cash flow; and

     o    the anticipated impact of recent accounting pronouncements.

     Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (Cautionary Statements), are disclosed in this quarterly report on Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this quarterly report on Form 10-Q. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

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

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. See "Item 5. Other Information" for further information regarding several of these risks and uncertainties.

OVERVIEW

     Horizon Telcom operates primarily within two operating segments: landline telephone services and wireless personal communications services. See Note 3 of "Notes to Interim Condensed Consolidated Financial Statements" for additional financial information regarding Horizon Telcom's operating segments. At March
31, 2002, Chillicothe Telephone serviced 39,030 access lines in Chillicothe, Ohio and the surrounding area. Horizon Technology provided Internet service to 15,020 customers through its bright.net Internet service. At March 31, 2002, Horizon PCS had launched service covering approximately 7.2 million residents, or approximately 71% of the total population in its territory, and managed approximately 222,700 customers.

HISTORY AND BACKGROUND

     Horizon Telcom is a holding company, which, in addition to its 58.1% common stock ownership of Horizon PCS (on a fully-diluted basis), owns 100% of Chillicothe Telephone, a local telephone company in service for 106 years. Horizon Telcom also owns 100% of Horizon Services, which provides administrative services to Horizon PCS and other Horizon Telcom affiliates, and 100% of Horizon Technology, a separate long-distance and Internet services business. Prior to providing PCS service, one of Horizon PCS' subsidiaries operated a DirecTV affiliate. We sold that business in 1996. We also launched our Internet services business in 1995.

     Horizon Telcom provides a variety of voice and data services to commercial, residential/small business and local market segments. Horizon Telcom provides landline telephone service, VDSL television service and Internet access services to the southern Ohio region, principally in and surrounding Chillicothe, Ohio. Horizon Telcom also provides PCS operations to a twelve-state region in the Midwest, including Ohio, Indiana, Virginia, and West Virginia, as an affiliate of Sprint PCS.

RESULTS OF OPERATION

     The landline telephone services operating segment consists of basic local and long-distance toll, network access services and other telephone service revenue.

     IntraLATA, (Local Access and Transport Area) (i.e., the area of southern Ohio, including Columbus originally covered by area code 614), basic local exchange and long-distance service revenue consists of flat rate services and measured services billed to customers utilizing Chillicothe Telephone's telephone network. Long distance intraLATA/interstate revenue consists of message services that terminate beyond the basic service area of the originating wire center.

     Network access revenue consists of revenue derived from the provision of exchange access services to an interexchange carrier or to an end user beyond the exchange carrier's network. Other revenue includes directory advertising related to a telephone directory published annually.

     The wireless personal communications services operating segment consists of PCS subscriber revenues and roaming revenues. PCS subscriber revenues consist primarily of monthly service fees and other charges billed to customers for Sprint PCS service in our territory under a variety of service plans. Roaming revenues consist of Sprint PCS roaming and non-Sprint PCS roaming. We receive Sprint PCS roaming revenues at a per minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers based outside of our territory use our portion of the Sprint PCS network. Non-Sprint PCS roaming revenues include payments from wireless service providers, other than Sprint PCS, when those providers' subscribers roam on our network.

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

     PCS equipment revenues consist of digital handsets and accessories sold to customers in our territory through our directly-owned channels.

     Other revenues include Internet access services, equipment systems sales and information services. Internet access revenues for our bright.net services are monthly service fees and other charges billed to our bright.net customers. Service fees primarily consist of monthly recurring charges billed to customers. Equipment systems sales and other revenues consist of sales made by Chillicothe Telephone to various businesses or other residential customers for equipment used on the telephone system.

     The following table sets forth a breakdown of our revenues by type:

                                                                    For the Three Months Ended March 31,
          (Dollars in thousands, except PCS ARPU)                       2002                  2001
                                                                 -------------------- ----------------------
                                                                    Amount       %       Amount        %
                                                                 ------------- ------ -------------  -------

          Landline telephone services.........................   $      9,193   15%   $     9,847        32%
          Personal communications equipment and service.......         48,109   81%        19,212        63%
          Other revenues......................................          2,106   4%          1,574         5%
                                                                 ------------         -----------
                   Total revenues.............................   $     59,408         $    30,633
                                                                 ============         ===========
          PCS ARPU including roaming (1)......................   $        74          $       80
          PCS ARPU excluding roaming (1)......................            56                  53

---------------
(1) "ARPU," average revenue per unit, is an industry term that measures total PCS service revenues per month from our subscribers divided by the average number of subscribers for that month. "PCS ARPU including roaming," is ARPU with Sprint PCS roaming and travel and non-Sprint PCS roaming and travel. "PCS ARPU excluding roaming," excludes Sprint PCS roaming and non-Sprint PCS roaming.

THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

OPERATING REVENUES

LANDLINE TELEPHONE SERVICES

     The following table sets forth the revenue components of the landline telephone services segment for the three months ended March 31:

                                                    2002        2001     $ change  % change
                                                ----------- ---------- ----------- ----------
(Dollars in thousands)
Basic local, long-distance and other landline.  $     4,598 $    4,818 $     (220)       (5%)
Network access ...............................        4,595      5,029       (434)       (9%)

     Long-distance service revenue decreased for the three months ended March 31, 2002, as the Company continues to see lower usage for long-distance service. We expect this trend to continue for the foreseeable future, as more customers use wireless devices where long distance is included for one monthly fee. The decrease in network access was attributable to decreased minutes of use on our network.

WIRELESS PERSONAL COMMUNICATIONS SERVICES

     The following table sets forth the revenue components of the wireless personal communications services segment for the three months ended March 31:

                                                    2002        2001    $ change   % change
                                                ----------- ---------- ----------- ---------
(Dollars in thousands) PCS service revenues:
   Subscriber revenues........................  $    34,914 $   12,021 $    22,893      190%
   Roaming revenues...........................       10,819      6,115       4,704       77%
PCS equipment revenues........................        2,376      1,076       1,300      121%

     The growth in PCS service revenues is the result of the growth in our customer base as well as an increase in travel and roaming revenue. Subscriber revenues increased approximately $22.9 million for the three months ended March 31, 2002. We managed approximately 222,700 customers at March 31, 2002, compared to approximately 84,700 at March 31, 2001. We believe our customer base has grown because we have launched additional markets and increased our sales force. PCS ARPU excluding roaming increased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, to $56 from $53, primarily as a result of increased minutes of use by our PCS customers. As our PCS customers exceed their allotted plan minutes, they incur additional charges for their usage.

     Roaming revenues increased $4.7 million in the first quarter of 2002 compared to the same period in 2001. This increase resulted from launching additional markets over the past year, including markets covering major interstate highways. ARPU including roaming decreased from $80 to $74 for the three months ended March 31, 2001, and March 31, 2002, respectively. This decrease primarily resulted from the continued decease in Sprint PCS roaming rate.

     On April 27, 2001, Sprint PCS and its affiliates announced an agreement on a new Sprint PCS roaming rate; the receivable and payable roaming rate decreased from $0.20 per minute to $0.15 per minute effective June 1, 2001, and decreased further to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate changed to $0.10 per minute on January 1, 2002. After 2002, the rate will be changed to "a fair and reasonable return" which has not yet been determined. This decrease in the rate will reduce our revenue and expense per minute, but we anticipate this rate reduction will be offset by volume increases from the continued build-out of our network and subscriber growth, resulting in greater overall roaming revenue and expense in the future.

     PCS equipment revenues consist of handsets and accessories sold to customers. Equipment revenues for the three months ended March 31, 2002 were approximately $2.4 million, compared to $1.1 million for the three months ended March 31, 2001, an increase of $1.3 million. The increase in equipment revenues is the result of our increase in the number of handsets sold, somewhat offset by a lower price per unit.

OTHER REVENUES

     The following table sets forth the revenue components of the other revenues segment for the three months ended March 31:

                                                      2002         2001      $ change    % change
                                                ------------- ------------ ----------- ------------
(Dollars in thousands)
Internet access services......................  $         807 $        763 $        44           6%
Equipment systems, information services, and
     other revenues...........................          1,299          811         488          60%

     Other revenues were impacted by increased VDSL revenue as we continue to build our customer base, and by increased revenues from our bright.net Internet services

OPERATING EXPENSES

     Cost of goods sold. Cost of goods sold primarily includes the costs of handsets and accessories sold to customers. Cost of goods sold also includes, to a lesser extent, the cost of business system sales incurred by Chillicothe Telephone. Cost of goods sold for the three months ended March 31, 2002, was $5.1 million, compared to $2.3 million for the three months ended March 31, 2002, an increase of $2.8 million. The increase in the cost of goods sold is the result of the growth in our wireless customers (we sold approximately 15,000 handsets through our direct sales channels during the three months ended March 31, 2002, compared to approximately 7,000 during the same period in 2001), partially offset by the decreasing per unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Cost of services. Cost of services for Chillicothe Telephone and Horizon Technology includes the support, switching, access and circuitry expenses utilized for maintaining telephone service. Cost of services also includes expenses related to the startup and installation of Chillicothe Telephone's VDSL service. Cost of services for Horizon PCS includes costs associated with operating its network including site rent, utilities, maintenance, engineering personnel and other expenses related to operations. Cost of services also includes interconnection expenses, customer care, Sprint charges, Sprint PCS roaming fees and non-Sprint PCS roaming fees. Horizon PCS pays Sprint PCS roaming fees when Horizon PCS' customers use Sprint PCS' network outside of our territory. Horizon PCS pays non-Sprint PCS roaming fees to other wireless service providers when our customers use their networks.

     Also included in cost of services are costs incurred under Horizon PCS' network services agreement with the Alliances. In the third quarter of 2001, Horizon PCS negotiated an amendment to its agreement with the Alliances and a related amendment to its Sprint PCS agreements. Under the Alliances amendment, Horizon PCS is obligated to pay a fixed minimum monthly fee for a stated minimum period. Horizon PCS expects to incur lower overall fees under this agreement at expected usage levels as compared to the previous agreement that was based on a per minute fee. The Alliances are also obligated to upgrade their networks to provide 3G technology. In connection with this amendment, the Alliances have agreed with Sprint PCS to modify their networks to cause Sprint PCS to be in compliance with the FCC's construction requirements for PCS networks. Horizon PCS would be responsible for completion of the network modification if the Alliances fail to comply.

     Cost of services for the three months ended March 31, 2002, was approximately $39.5 million, compared to approximately $21.5 million for the three months ended March 31, 2001, an increase of approximately $18.0 million. Of the increase, approximately $17.8 million was related to Horizon PCS, while Chillicothe Telephone and Horizon Technology were essentially flat, increasing $200,000.

     Horizon PCS' increase in cost of services reflects the increase in Sprint PCS roaming expense and long distance charges of approximately $5.5 million and the increase in costs incurred under our network services agreement with the Alliances of approximately $2.9 million, both as a result of our subscriber growth during 2001 and the first quarter of 2002. Additionally, at March 31, 2001, Horizon PCS' network covered approximately 5.2 million people. At March 31, 2002, our network covered approximately 7.2 million people. As a result, cost of service in 2002 was higher than 2001 due to the increase in network operations, including tower lease expense, circuit costs and payroll expense, of approximately $4.9 million. Growth in our customer base resulted in increased customer care, activations and billing expense of approximately $3.6 million and other variable expenses, including switching and national platform expenses, of approximately $900,000.

     Selling and marketing expenses. Selling and marketing expenses consist of costs associated with operating Horizon PCS' 39 retail stores, including marketing, advertising, payroll and sales commissions. Selling and marketing expense also includes salaries and commissions paid to our sales representatives and sales support personnel, commissions paid to national and local third party distribution channels and subsidies on handsets sold by third parties for which we do not record revenue, and expenses related to Chillicothe Telephone and Horizon Technology marketing and advertising programs.

     Selling and marketing expenses rose to $15.1 million for the three months ended March 31, 2002 compared to $7.6 million for the same period in 2001, an increase of $7.5 million. Horizon PCS' increase was $7.6 million, while Chillicothe Telephone and Horizon Technology were essentially flat, decreasing by $100,000.

     Horizon PCS' increase reflects the increase in the costs of operating 39 retail stores in 2002 compared to 17 at the end of the first quarter of 2001. The costs include marketing and advertising in our sales territory of approximately $4.7 million, the increase in subsidies on handsets sold by third parties of approximately $1.7 million and the increase in commissions paid to third parties of approximately $1.2 million. We expect selling and marketing expense to increase in the aggregate as we expand our coverage, launch additional stores and add customers.

     General and administrative expenses. General and administrative costs include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. The Sprint PCS management fee is also included in general and administrative expenses.

     General and administrative expenses rose by $5.2 million to $12.8 million for the three months ended March 31, 2002, compared to the same period last year. Horizon PCS' increase was $4.6 million which reflects an increase in the provision of uncollectible accounts of $2.8 million, an increase in the Sprint PCS management fee of $1.7 million as a result of higher subscriber revenues in 2002 and an increase in other general expenses $100,000. Chillicothe Telephone and Horizon Technology's general and administrative expenses increased by $600,000 primarily due to additional payroll expenses.

     Non-cash compensation expense. For the three months ended March 31, 2002 and 2001, we recorded stock-based compensation expense of approximately $102,000 and $110,000, respectively. This compensation expense is the amortization of the value of stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these options is approximately $413,000 for the full year 2002, $389,000 in 2003, $193,000 in 2004 and $71,000 in 2005.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by $5.0 million to a total of $10.1 million in 2002. The increase reflects the continuing construction of our PCS network as well as capital additions for VDSL and other telephone services. In addition, since our acquisition of Bright PCS was accounted for as a purchase transaction, amortization has increased as a result of amortizing the related intangible assets. Amortization expense of the intangible asset was $427,000 during the three months ended March 31, 2002 and 2001. Related goodwill amortization was $97,000 for the first quarter of 2001. Goodwill amortization ceased as of December 31, 2001, with the adoption of SFAS No. 142. See "Recent Accounting Pronouncements" below.

     Amortization expense also includes amortization of an intangible asset recorded in September 2000, related to the new markets granted to us by Sprint PCS. We agreed to grant warrants to purchase shares of Horizon PCS' common stock to Sprint PCS in exchange for the right to provide service in additional markets. The warrants will be issued to Sprint PCS at the earlier of an initial public offering of Horizon PCS' common stock or July 31, 2003. The intangible asset is being amortized over the remaining term of the Sprint PCS management agreement, resulting in $752,000 of amortization expense per year. Amortization expense related to this intangible asset was approximately, $188,000 for each of the three months ended March 31, 2002 and 2001.

     Interest expense, net. Interest expense for the three months ended March 31, 2002, was approximately $13.2 million, compared to approximately $6.8 million for the three months ended March 31, 2001. The increase in interest expense was a result of our additional debt outstanding during the three months ended March 31, 2002, compared to the same period in 2001.

     As a result of a lower interest rate environment in 2002 compared to the first quarter of 2001, interest expense on Chillicothe Telephone's line of credit decreased approximately $122,000 for the three months ended March 31, 2002. Chillicothe Telephone's line of credit accrues interest on the outstanding balance at a variable rate tied to LIBOR (3.44% at of March 31, 2002 based on LIBOR plus 155-basis points) and is due and payable every ninety days. The outstanding balance on the line of credit at March 31, 2002, was $18.4 million compared to $14.0 million at March 31, 2001. At March 31, 2002, the balance on Chillicothe Telephone's term loans was $20.0 million including current maturities and the weighted average rate was 6.66%.

     Interest on Horizon PCS' outstanding balance of the secured credit facility accrues at LIBOR plus a specified margin. On June 29, 2001, Horizon PCS agreed to several changes in the secured credit facility including a 25-basis point increase in the margin on the base interest rate. At March 31, 2001, $50.0 million was outstanding under the secured credit facility. Horizon PCS borrowed an additional $105.0 million on March 22, 2002, which was required under the terms of the secured credit facility. At March 31, 2002, the interest rate on the $105.0 million term loan A borrowed under the secured credit facility was 5.75%, while the interest rate on the $50.0 million term loan B was 6.30%. Interest expense on the secured credit facility was approximately $1.2 million and approximately $1.3 million during the three months ended March 31, 2002 and 2001, respectively.

     During 2001, Horizon PCS entered into interest rate swap agreements, effectively fixing the interest rate on $50.0 million borrowed under its variable-rate secured credit facility. Horizon PCS recognized a loss of $34,000 during the first quarter of 2002 in the statement of operations related to the ineffectiveness of a portion of the hedge.

     Horizon PCS accrues interest at a rate of 14.00% annually on the discount notes issued in September 2000 and will pay interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $129.6 million at March 31, 2002. Interest expense on the discount notes was approximately $6.4 million and $5.5 million during the three months ended March 31, 2002 and 2001, respectively.

     On June 15, 2002, Horizon PCS will begin making semi-annual interest payments on our senior notes issued in December 2001, at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $6.0 million during the three months ended March 31, 2002. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

     Interest expense also includes approximately $600,000 and $200,000 during the three months ended March 31, 2002 and 2001, respectively, of amortization from the deferred financing fees related to our secured credit facility, our discount notes and our senior notes. Also contributing to the increase in interest expense during the three months ended March 31, 2002, was approximately $600,000 in commitment fees we paid on the unused portion of our secured credit facility.

     Capitalized interest during the three months ended March 31, 2002 and 2001, was approximately $2.1 million and $1.6 million, respectively. We expect our interest expense to increase in the future as we borrow under our secured credit facility to fund our network build-out and operating losses.

     Subsidiary preferred stock dividends. Horizon PCS' convertible preferred stock pays a stock dividend at the rate of 7.5% annually, payable semi-annually, commencing May 1, 2001. The dividends are paid with additional shares of convertible preferred stock. Through May 1, 2002, Horizon PCS had issued an additional 3,245,134 shares of convertible preferred stock in payments of all stock dividends through April 30, 2002, including 1,060,201 shares that were issued on May 1, 2002.

     Interest income and other, net. Interest income and other for the three months ended March 31, 2002, was approximately $456,000 compared to approximately $3.0 million in 2001 and consisted primarily of interest income, partially offset by a loss on disposal of Horizon PCS assets. This decrease was due primarily to a lower average balance of cash investments during the first quarter of 2002 as compared to the same period in 2001 and due to a lower short-term interest rate environment in 2002.

     During the three months ended March 31, 2002, Horizon PCS incurred a loss of approximately $286,000 related to the sale of corporate-owned vehicles. The sale resulted in proceeds of approximately $1.3 million. The vehicles were subsequently leased back from the purchaser.

     Income tax expense. Income tax expense for the three months ended March 31, 2002, was approximately $208,000 compared to approximately $678,000 in 2001. Before September 26, 2000, Horizon PCS was included in the consolidated Federal income tax return of Horizon Telcom. Horizon PCS provided for Federal income taxes on a pro-rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of Horizon PCS convertible preferred stock in September 2000, Horizon PCS is not able to participate in the tax sharing agreement with its parent nor is Horizon Telcom able to recognize any net operating loss benefits from Horizon PCS. We expect to continue to record income tax expense as a result of this tax deconsolidation. Horizon PCS is unable to recognize any tax benefits from its net operating losses until it generates taxable income. Thus, Horizon PCS filed a separate Federal income tax return for the short period after the deconsolidation through December 31, 2000 and will file a separate return for all subsequent periods.

     Minority interest in loss. As part of the acquisition of Bright PCS, the former members of Bright PCS have approximately an 8% ownership in Horizon PCS, excluding the impact of the possible conversion of convertible preferred stock and exercise of options and warrants. Horizon Telcom accounts for this ownership by recording the portion of net loss attributable to the minority shareholders as minority interest in loss in the accompanying condensed consolidated statements of operations. There will not be any further allocations to minority interests until such time as Horizon PCS becomes profitable and any unallocated losses to minority interests are offset with income in future periods.

     Other comprehensive income (loss). During the first quarter of 2002, the Company recorded an unrealized loss, net of associated tax, of $700,000 on its investment in marketable securities classified as available-for-sale. This investment can fluctuate in value.

     Also during the first quarter of 2001, Horizon PCS entered into a two-year interest rate swap effectively fixing $25.0 million of its term loan borrowed under the secured credit facility at a rate of 9.4%. In the third quarter of 2001, Horizon PCS entered into a two-year interest rate swap effectively fixing an additional $25.0 million of our term loan borrowed under the secured credit facility of 7.65%. We do not expect the effect of these swaps to have a material impact to interest expense for the remainder of their lives. Horizon PCS recovered approximately $390,000 of previously unrealized losses in other comprehensive income during the first quarter of 2002 and recognized approximately $34,000 of loss in the statement of operations due to the ineffectiveness of the hedge.

LIQUIDITY AND CAPITAL RESOURCES

     In 1996, Horizon Telcom was formed as part of a reorganization of Chillicothe Telephone and several of its affiliates. Since that time, Horizon Telcom has met its needs for capital primarily by borrowing, by selling selected businesses and assets, and by funds generated from operations. In 2000, Horizon Telcom also formed Horizon PCS, to which it transferred its subsidiary Horizon Personal Communications. In June 2000, Horizon PCS acquired the remaining 74% of Bright PCS it did not own at that time. Horizon PCS also entered into several major financing transactions in September 2000 and December 2001.

     At March 31, 2002, we had cash and cash equivalents of approximately $197.5 million and working capital of approximately $162.5 million. At December 31, 2001, we had cash and cash equivalents of approximately $127.2 million and working capital of approximately $100.8 million. The increase in cash and cash equivalents of approximately $70.3 million is attributable to the $105.0 million draw on Horizon PCS' secured credit facility offset by the funding of our loss from continuing operations of approximately $39.1 million (this loss also includes certain non-cash charges) and funding our capital expenditures of approximately $26.3 million for the three months ended March 31, 2002.

     Net cash used in operating activities was approximately $8.3 million for the three months ended March 31, 2002. This reflects the continuing use of cash for our operations to build our Horizon PCS customer base, including but not limited to providing service in our markets and the costs of acquiring a new customer. For the three months ended March 31, 2002, our cost per gross additional customer was approximately $342.

     Net cash used in investing activities was approximately $25.1 million for the three months ended March 31, 2002, reflecting the continuing build-out of the Horizon PCS network as well as the deployment of capital necessary to offer VDSL service. At March 31, 2002, we operated approximately 700 cell sites in our PCS network (an additional 494 cell sites were operated by the Alliances in our territories). This represents an addition of approximately 96 sites during the three months ended March 31, 2002 and 380 sites since March 31, 2001. In addition to the sites, we have increased the number of switching stations in our territory and have increased our number of retail stores from 38 at the end of 2001, to 39 at March 31, 2002. We will incur additional capital expenditures as we complete the build-out of our network, including the launch of additional PCS retail stores, completing additional cell sites and expanding capacity at our switches as needed. We are also upgrading our network to provide 3G (third generation) wireless service which will increase voice capacity and allow for higher-speed data transmission.

     Net cash provided by financing activities for the three months ended March 31, 2002, was approximately $103.8 million consisting primarily of the March 2002 draw on Horizon PCS term loan A required under the secured credit facility, offset by approximately an $800,000 payment on Chillicothe Telephone's line of credit and dividends paid to common stockholders of $452,911.

     At March 31, 2002, Horizon PCS had approximately $95.0 million available to be borrowed on the line of credit under the secured credit facility. We anticipate that existing cash and available borrowings under Horizon PCS' secured credit facility will be adequate to fund the network build-out, anticipated operating losses and working capital requirements until Horizon PCS achieves positive EBITDA which we expect to occur in the third quarter of 2003.

     For the year ended December 31, 2002, we anticipate our annual funding needs will be approximately $155.0 million, of which approximately $70.0 million to $85.0 million will be used for capital expenditures; the remainder will be used to fund working capital and operating losses. The terms of their respective credit agreements prohibit or severely restrict the ability of Chillicothe Telephone and Horizon PCS to provide funds to their affiliates in the event the affiliate experiences a shortfall. The funds required to build out the network and to fund operating losses, working capital needs and other capital requirements may vary materially from our estimates and additional funds may be needed as a result of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks.

     Other future cash expenditures that may require additional borrowings include:

     o expanding the coverage within our existing operating markets or improving call quality with fill-in coverage;

     o opening additional retail stores, beyond our current plan of 50 stores;

     o mergers or acquisitions of other Sprint PCS affiliates or other compatible PCS carriers

     o the grant to us by Sprint PCS of additional markets under our Sprint PCS agreements; and/or

     o expanding our network, if economically justifiable, by exercising our right to build our own network in our markets which are covered by our network services agreement with the Alliances under the terms of that amended agreement.

     Horizon PCS' inability to obtain any necessary additional funding to complete the wireless network build-out and upgrade, may result in a termination of Horizon PCS' Sprint PCS agreement. We will no longer be able to offer Sprint PCS products and services. In this event, Sprint PCS may purchase Horizon PCS' operating assets or capital stock under terms defined by the management agreements. Also, any delays in our build-out may result in penalties under our Sprint PCS agreements, as amended.

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. Horizon PCS did not meet the covenant for EBITDA for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for the quarter, Horizon PCS incurred additional expenses to add those customers. Although Horizon PCS ultimately benefit from the revenues generated by new subscribers, Horizon PCS incurs one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect EBITDA in the short-term during the period of the addition of new subscribers, which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

     On May 9, 2002, Horizon PCS entered into a waiver agreement with its lending group waiving this non-compliance with the covenant through June 15, 2002. Horizon PCS also agreed that until June 15, 2002, they would not borrow funds under its $95.0 million facility so long as their cash and cash equivalents (excluding restricted cash) exceeds $10.0 million and that they would maintain the $105.0 million in loan proceeds recently received from the lending group in a separate account. Horizon PCS is currently in negotiations with the bank group to obtain amendments to the covenants. Horizon PCS anticipates finalizing these amendments by June 15, 2002.

     The failure to comply with the covenant was an event of default under Horizon PCS' secured credit facility, and will give the lender the right to pursue remedies if Horizon PCS is unable to agree on the amendment by June 15, 2002. These remedies could include acceleration of amounts due under the facility. If the lender elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures of Horizon PCS' senior notes and discount notes. One option available to Horizon PCS would be to prepay the indebtedness under the secured credit facility, together with prepayment fees. If Horizon PCS prepaid the facility prior to acceleration, they would avoid default under the indentures for their senior notes and discount notes. In the event of such a prepayment, we believe that they could obtain replacement financing to the extent necessary to fund their business plan. There can be no assurance, however, that Horizon PCS could obtain adequate or timely replacement financing on acceptable terms or at all.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

     These statements were adopted by the Company on January 1, 2002. Goodwill amortization ceased as of December 31, 2001 and the Company will be required to complete an impairment test of the remaining goodwill balance annually (more frequently if impairment indicators arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of March 31, 2002, the Company has goodwill of approximately $7,191,000, net of accumulated amortization, related to the acquisition of Bright PCS. The Company will complete the first step of the impairment test by June 30, 2002, and, if necessary, will complete the second step by December 31, 2002.

     In June,  2001,  the  FASB  issued  SFAS No.  143,  "Accounting  for  Asset
Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003. The adoption is not expected to have a material effect on the Company's financial position results of operations or cash flows.

     In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill will be addressed in the impairment test described above under SFAS No. 142. The Company adopted SFAS No. 144 on January 1, 2002. The adoption did not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not engage in commodity futures trading activities and do not enter into derivative financial instruments for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that would expose us to market risk.

     We will be subject to interest rate risk on Horizon PCS' secured credit facility and any future floating rate financing requirements.

     The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our financing based on our projected level of long-term indebtedness:

(Dollars in millions)                                    Years Ending December 31,
                                   -------------------------------------------------------------------
                                       2002         2003          2004          2005          2006       Thereafter
                                   -----------  ------------  ------------  ------------  ------------  -----------
Horizon PCS:
------------
Secured credit facility,
  due 2008.....................    $    155.0   $    155.0    $    155.0    $    155.0    $    155.0    $    155.0
     Variable interest rate (1)           5.92%        5.92%         5.92%         5.92%         5.92%         5.92%
     Principal payments........    $      -     $      -      $      0.4    $      0.5    $      0.5    $    153.6
Discount notes, due 2010 (2)...    $    186.3   $    217.5    $    253.1    $    283.7    $    286.1    $    295.0
     Fixed interest rate.......          14.00%       14.00%        14.00%        14.00%        14.00%        14.00%
     Principal payments........    $      -     $      -      $      -      $      -      $      -      $    295.0
Senior notes, due 2011.........    $    175.0   $    175.0    $    175.0    $    175.0    $    175.0    $    175.0
     Fixed interest rate.......          13.75%       13.75%        13.75%        13.75%        13.75%        13.75%
     Principal payments........    $      -     $      -      $      -      $      -      $     -       $    175.0

Chillicothe Telephone:
1998 Senior Notes, due 2018....    $     12.0   $     12.0    $     12.0    $     12.0    $     12.0    $     12.0
     Fixed interest rate.......           6.62%        6.62%         6.62%         6.62%         6.62%         6.62%
     Principal payments........    $      -     $      -      $      -      $      -      $      -      $     12.0
1993 Senior Notes, due 2005....    $      6.0   $      4.0    $      2.0    $      -      $      -      $      -
     Fixed interest rate ......           6.72%        6.72%         6.72%         -             -             -
     Principal payments........    $      2.0   $      2.0    $      2.0    $      2.0    $      -      $      -

-------------------

(1) Interest rate on the secured credit facility equals the London Interbank Offered Rate ("LIBOR") plus a margin that varies from 375 to 425 basis points. At March 31, 2002, $50.0 million was effectively fixed at 8.5% through an interest rate swap discussed below. The interest rate is assumed to equal 5.92% for all periods ($50.0 million tranche at 6.25% and $105.0 million tranche at 5.75%).

(2) Face value of the discount notes is $295.0 million. End of year balances presented here are net of the discount and assume accretion of the discount as interest expense at an annual rate of 14.00%.

     In the normal course of business, our operations are exposed to interest rate risk on our secured credit facility. Our primary interest rate risk exposure relates to (i) the interest rate on our financing, (ii) our ability to refinance our fixed-rate discount and senior notes at maturity at market rates, and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants under our debt instruments.

     We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable-rate debt and interest rate swaps. In the first quarter of 2001, we entered into a two-year interest rate swap, effectively fixing $25.0 million of our term loan borrowed under the secured credit facility at a rate of 9.4%. In the third quarter of 2001, we entered into another two-year interest rate swap effectively fixing another $25.0 million of our term loan borrowed under the secured credit facility at 7.65%.

     Since our swap interest rates are currently greater than the market interest rates on our underlying debt, our results from operations currently reflect a higher interest expense than had we not hedged our position. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis. We are exposed to market risk on our long-term debt related to the current market value of interest rates compared to our fixed and variable-rate debt. As of March 31, 2002, approximately 84% of our long-term debt is fixed-rate or is variable-rate that has been swapped under fixed-rate hedges, thus reducing our exposure to interest rate risk. A 100-basis point increase in interest rates would increase our interest expense approximately $1.1 million and it would also have an impact on the market value of our debt.

     If we do not renew our swaps, or, if we do not hedge incremental variable-rate borrowings under our secured credit facility, of which we have $95.0 million available at March 31, 2002, we will increase our interest rate risk which could have a material impact on our future earnings.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. Horizon PCS did not meet the covenant for EBITDA for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for the quarter, Horizon PCS incurred additional expenses to add those customers. Although Horizon PCS ultimately benefits from the revenues generated by new subscribers, they incur one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect EBITDA in the short-term during the period of the addition of new subscribers, which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

     On May 9, 2002, Horizon PCS entered into a waiver agreement with its lending group waiving this non-compliance with the covenant through June 15, 2002. We also agreed that until June 15, 2002, we would not borrow funds under our $95.0 million facility so long as its cash and cash equivalents (excluding restricted cash) exceeds $10.0 million and that they would maintain the $105.0 million in loan proceeds recently received from the lending group in a separate account. Horizon PCS is currently in negotiations with the bank group to obtain amendments to the covenants. Horizon PCS anticipates finalizing these amendments by June 15, 2002.

     The failure to comply with the covenant was an event of default under Horizon PCS' secured credit facility, and will give the lender the right to pursue remedies if they are unable to agree on the amendment by June 15, 2002. These remedies could include acceleration of amounts due under the facility. If the lender elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures of Horizon PCS' senior notes and discount notes. One option available to Horizon PCS would be to prepay the indebtedness under the secured credit facility, together with prepayment fees. If Horizon PCS prepaid the facility prior to acceleration, they would avoid default under the indentures for their senior notes and discount notes. In the event of such a prepayment, we believe that Horizon PCS could obtain replacement financing to the extent necessary to fund its business plan. There can be no assurance, however, that Horizon PCS could obtain adequate or timely replacement financing on acceptable terms or at all.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

                                  RISK FACTORS

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

     RISK OF LOSS OR REDUCTION OF NETWORK ACCESS CHARGE REVENUES. Approximately 12% of the Company's total revenues for the year ended December 31, 2001, came from network access charges, which are paid to us by intrastate carriers and interstate long distance carriers for originating and terminating calls in the regions we serve. The amount of access charge revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. The FCC continues to reform the federal access charge system. States often mirror these federal rules in establishing intrastate access charges. It is unknown at this time how changes to the FCC's access charge regime will affect us. Federal policies being implemented by the FCC strongly favor access charge reform, and our revenues from this source could be at risk. Regulatory developments of this type could adversely affect our business.

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

RISKS RELATED TO HORIZON PCS, OUR WIRELESS PERSONAL COMMUNICATIONS SERVICES BUSINESS

WE HAVE NOT HAD ANY PROFITABLE YEARS IN THE PAST FIVE YEARS, AND WE MAY NOT ACHIEVE OR SUSTAIN OPERATING PROFITABILITY OR POSITIVE CASH FLOW FROM OPERATING ACTIVITIES.

     At Horizon PCS, we expect to incur significant operating losses and to generate significant negative cash flow from operating activities until 2004 while we continue to construct our network and grow our customer base. Our operating profitability will depend upon many factors, including our ability to market our services, achieve our projected market penetration and manage customer turnover rates. If we do not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, we may not be able to meet our debt service requirements, and Horizon Telcom could lose all or part of its investment in Horizon PCS.

IF WE FAIL TO COMPLETE THE BUILD-OUT OF OUR NETWORK, SPRINT PCS MAY TERMINATE THE SPRINT PCS AGREEMENTS AND WE WOULD NO LONGER BE ABLE TO OFFER SPRINT PCS PRODUCTS AND SERVICES FROM WHICH WE GENERATE SUBSTANTIALLY ALL OUR REVENUES.

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

     Under our original Sprint PCS agreements, we were required to complete the build-out in several of our markets in Pennsylvania and New York by December 31, 2000. Sprint PCS and HPC agreed to an amendment of the build-out requirements, which extended the dates by which we were to launch coverage in several markets. The amended Sprint PCS agreement provides for monetary penalties to be paid by us if coverage is not launched by these extended contract dates. The amounts of the penalties range from $16,500 to $602,000 for each shortfall depending on the market and length of delay (up to 180 days) in launch, and in some cases, whether the shortfall relates to an initial launch in the market or completion of the remaining build-out. The penalties must be paid in cash, or if both Horizon PCS and Sprint PCS agree, in shares of Horizon PCS stock.

     Under the amended Sprint PCS agreement, portions of the New York, Sunbury, Williamsport, Oil City, Dubois, Erie, Meadville, Sharon, Olean, Jamestown, Scranton, State College, Stroudsburg, Allentown and Pottsville markets were required to be completed and launched by October 31, 2001. Although we have launched service in portions of each of these markets, we have not completed all of the build-out requirements. We notified Sprint PCS in November 2001 that it is our position that the reasons for the delay constitute events of "force majeure" as described in the Sprint PCS agreements and that, consequently, no monetary penalties or other remedies would be applicable. The delay has been primarily caused due to delays in obtaining the required backhaul services from local exchange carriers and zoning and other approvals from governmental authorities. On January 30, 2002, Sprint PCS notified us that, as a result of these force majeure events, it does not consider our build-out delay to be a breach of the Sprint PCS agreement. We have agreed to continue to use commercially reasonable efforts to reach build-out completion by either June 30, 2002 (for most of the affected markets) or April 30, 2002 (for two of these markets). By April 30, 2002, we materially completed these two markets. However, we continue to experience events of force majeure in most of these markets.

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

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR LONG-TERM DEBT OBLIGATIONS.

     As of March 31, 2002, Horizon PCS' total debt outstanding was $625.0 million, comprised of $155.0 million borrowed under its secured credit facility, $175.0 million due under its senior notes issued in December 2001 and $295.0 million represented by its discount notes (which are reported on the balance sheet at March 31, 2002, net of a discount of approximately $129.6 million).

     Our substantial debt will have a number of important consequences, including the following:

     o we may not have sufficient funds to pay interest on, and principal of, our debt;

     o we have to dedicate a substantial portion of any positive cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce funds available for other purposes;

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

     o our debt limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

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

     We cannot be certain that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our secured credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

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

IF SPRINT PCS TERMINATES THE SPRINT PCS AGREEMENTS, THE BUY-OUT PROVISIONS OF THOSE AGREEMENTS MAY DIMINISH THE VALUATION OF OUR COMPANY.

     Provisions of the Sprint PCS agreements could affect the valuation of Horizon PCS, and decrease our ability to raise additional capital. If Sprint PCS terminates these agreements, Sprint PCS may purchase our operating assets or capital stock for 80% of the "Entire Business Value", as defined by the agreement. If the termination is due to our breach of the Sprint PCS agreements, the percent is reduced to 72% instead of 80%. Under our Sprint PCS agreements, the Entire Business Value is generally the fair market value of our wireless business valued on a going concern basis as determined by an independent appraiser and assumes that we own the FCC licenses in our territory. In addition, Sprint PCS must approve any change of control of our ownership and consent to any assignment of the Sprint PCS agreements. Sprint PCS also has a right of first refusal if we decide to sell our operating assets in our Bright PCS markets. We are also subject to a number of restrictions on the transfer of our business including a prohibition on selling Horizon PCS or its operating assets to a number of identified and yet to be identified competitors of Sprint PCS or Sprint. These and other restrictions in the Sprint PCS agreements may limit the marketability of and reduce the price a buyer may be willing to pay for Horizon PCS or its business and may operate to reduce the Entire Business Value of Horizon PCS.

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

     Sprint PCS' network may not provide nationwide coverage to the same extent as its competitors' networks, which could adversely affect our ability to attract and retain customers. Sprint PCS is creating a nationwide PCS network through its own construction efforts and those of its affiliates. Today, neither

Sprint PCS nor any other PCS provider offers service in every area of the United States. Sprint PCS has entered into affiliation agreements similar to ours with companies in other territories pursuant to its nationwide PCS build-out strategy. Our business and results of operations depend on Sprint PCS' national network and, to a lesser extent, on the networks of its other affiliates. Sprint PCS and its affiliate program are subject, in varying degrees, to the economic, administrative, logistical, regulatory and other risks described in this document. Sprint PCS' and its other affiliates' PCS operations may not be successful, which in turn could adversely affect our ability to generate revenues.

WE ARE DEPENDENT UPON SPRINT PCS' BACK OFFICE SERVICES AND ITS THIRD-PARTY VENDORS' BACK OFFICE SYSTEMS. PROBLEMS WITH THESE SYSTEMS, OR TERMINATION OF THESE ARRANGEMENTS, COULD DISRUPT OUR BUSINESS AND POSSIBLY INCREASE OUR COSTS.

     Because Sprint PCS now provides our back office systems such as billing, customer care and collections, our operations could be disrupted if Sprint PCS is unable to maintain and expand its back office services, or to efficiently outsource those services and systems through third-party vendors. The rapid expansion of Sprint PCS' business will continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint PCS' willingness to continue to offer these services to us and to provide these services at competitive costs. The Sprint PCS agreements provide that, upon nine months' prior written notice,
Sprint PCS may elect to terminate any of these services. If Sprint PCS terminates a service for which we have not developed a cost-effective alternative, our operating costs may increase beyond our expectations and restrict our ability to operate successfully.

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

IF WE DO NOT MEET ALL OF THE CONDITIONS UNDER HORIZON PCS SECURED CREDIT FACILITY, WE MAY NOT BE ABLE TO DRAW DOWN ALL OF THE FUNDS UNDER THE FACILITY AND, AS A RESULT, WE MAY NOT BE ABLE TO COMPLETE THE BUILD-OUT OF OUR NETWORK, WHICH MAY RESULT IN THE TERMINATION OF THE SPRINT PCS AGREEMENTS.

     Our secured credit facility provides for aggregate borrowings of $250.0 million of which $155.0 million was borrowed as of March 31, 2002. Availability of future borrowings will be subject to customary credit conditions at each funding date, including the following:

     o    the absence of any default or event of default;

     o    the continuing accuracy of all representations and warranties; and

     o    no material adverse change.

     If we do not meet these conditions at each funding date, our secured lenders may choose not to lend any or all of the remaining amounts, and if other sources of funds are not available, we may not be in a position to complete the build-out of our network. If we do not have sufficient funds to complete our network build-out, we may be in breach of the Sprint PCS agreements and in default under our secured credit facility.

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. Horizon PCS did not meet the covenant for EBITDA for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for the quarter, Horizon PCS incurred additional expenses to add those customers. Although Horizon PCS ultimately benefits from the revenues generated by new subscribers, Horizon PCS incur one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect Horizon PCS' EBITDA in the short-term during the period of the addition of new subscribers which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

     On May 9, 2002, Horizon PCS entered into a waiver agreement with its lending group waiving this non-compliance with the covenant through June 15, 2002. Horizon PCS also agreed that until June 15, 2002, they would not borrow funds under their $95.0 million facility so long as cash and cash equivalents (excluding restricted cash) exceeds $10.0 million and that we maintain the $105.0 million in loan proceeds recently received from the lending group in a separate account. Horizon PCS is in negotiations with the bank group to obtain amendments to the covenants. Horizon PCS anticipates finalizing these amendments by June 15, 2002.

     The failure to comply with the covenant will be an event of default under Horizon PCS' secured credit facility, and will give the lender the right to pursue remedies if Horizon PCS is unable to agree on the amendment by June 15, 2002. These remedies could include acceleration of amounts due under the facility. If the lender elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures of Horizon PCS' senior notes and discount notes. One option available to Horizon PCS would be to prepay the indebtedness under the secured credit facility, together with prepayment fees. If Horizon PCS prepaid the facility prior to acceleration, they would avoid default under the indentures for their senior notes and discount notes. In the event of such a prepayment, we believe that Horizon PCS could obtain replacement financing to the extent necessary to fund its business plan. There can be no assurance, however, that we could obtain adequate or timely replacement financing on acceptable terms or at all.

MATERIAL RESTRICTIONS IN OUR DEBT INSTRUMENTS MAY MAKE IT DIFFICULT TO OBTAIN ADDITIONAL FINANCING OR TAKE OTHER NECESSARY ACTIONS TO REACT TO CHANGES IN OUR BUSINESS.

     The indenture governing the senior notes contains various covenants that limit our ability to engage in a variety of transactions. In addition, the indenture governing our discount notes and the secured credit agreement both impose additional material operating and financial restrictions on us. These restrictions, subject to ordinary course of business exceptions, limit our ability to engage in some transactions, including the following:

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

     o    minimum number of PCS subscribers in our territory; and

     o    minimum total revenues.

     o    minimum EBITDA.

     These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding debt, consummate acquisitions for cash or debt or react to changes in our operating environment. An event of default under the secured credit facility may prevent the Company and the guarantors of the senior notes and the discount notes from paying those notes or the guarantees of those notes.

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

IF WE BREACH OUR AGREEMENT WITH SBA COMMUNICATIONS CORP. ("SBA"), OR IT OTHERWISE TERMINATES ITS AGREEMENT WITH US, OUR RIGHT TO PROVIDE WIRELESS SERVICE FROM MOST OF OUR CELL SITES WILL BE LOST.

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

     If we cannot acquire the equipment required to build or upgrade our network in a timely manner, we may be unable to provide wireless communications services comparable to those of our competitors or to meet the requirements of the Sprint PCS agreements. Manufacturers of this equipment could have substantial order backlogs. Accordingly, the lead time for the delivery of this equipment may be longer than anticipated. In addition, the manufacturers of specific types handsets may have to distribute their limited supply of products among their numerous customers. Some of our competitors purchase large quantities of communications equipment and may have established relationships with the manufacturers of this equipment. Consequently, they may receive priority in the delivery of this equipment. If we do not obtain equipment or handsets in a timely manner, we could suffer delays in the build-out of our network, disruptions in service and a reduction in customers.

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

SPRINT PCS' VENDOR DISCOUNTS MAY BE DISCONTINUED, WHICH COULD INCREASE OUR EQUIPMENT COSTS AND REQUIRE MORE CAPITAL THAN WE HAD PROJECTED TO BUILD-OUT OR UPGRADE OUR NETWORK.

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

     Under the Sprint PCS agreements, Sprint PCS has a substantial amount of control over the conduct of our business. Conflicts between us may arise, and as Sprint PCS owes us no duties except as set forth in the Sprint PCS agreements, these conflicts may not be resolved in our favor. The conflicts and their resolution may harm our business. For example:

     o Sprint PCS may price its national plans based on its own objectives and may set price levels and customer credit policies that may not be economically sufficient for our business;

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

     Our ability to compete will depend in part on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. In each market, we compete with at least two cellular providers that have had their infrastructure in place and have been operational for a number of years. They may have significantly greater financial and technical resources than we do, they could offer attractive pricing options and they may have a wider variety of handset options. We expect existing cellular providers will continue to upgrade their systems and provide expanded digital services to compete with the Sprint PCS products and services we offer. Many of these wireless providers generally require their customers to enter into long-term contracts, which may make it more difficult for us to attract customers away from them.

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

WE MAY NOT BE ABLE TO OFFER COMPETITIVE ROAMING CAPABILITY, WHICH COULD IMPAIR OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

     We rely on agreements with competitors to provide automatic roaming capability to our PCS customers in many of the areas of the United States not covered by the Sprint PCS network, which primarily serves metropolitan areas. Some competitors may be able to offer coverage in areas not served by the Sprint PCS network or may be able to offer roaming rates that are lower than those offered by Sprint PCS and its affiliates. Some of our competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, the engineering standard for the dominant air interface upon which PCS customers roam is currently being considered for elimination by the FCC as part of a streamlining proceeding. If the FCC eliminates this standard, our Sprint PCS customers may have difficulty roaming in some markets.

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

PARTS OF OUR TERRITORIES HAVE LIMITED LICENSED SPECTRUM, WHICH MAY ADVERSELY AFFECT THE QUALITY OF OUR SERVICE.

     In the majority of our markets, Sprint PCS has licenses covering 20 MHz or 30 MHz of spectrum. However, Sprint PCS has licenses covering only 10 MHz in parts of our territory covering approximately 3.8 million residents out of a total population of over 10.2 million residents. In the future, as our customers in those areas increase in number, this limited licensed spectrum may not be able to accommodate increases in call volume and may lead to increased dropped calls and may limit our ability to offer enhanced services.

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

     The FCC requires that licensees like Sprint PCS maintain control of their licensed spectrum and not delegate control to third-party operators or managers like us. Although the Sprint PCS agreements reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot be certain the FCC will agree with us. If the FCC were to determine that the Sprint PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the Sprint PCS agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the Sprint PCS agreements, they may be terminated. If the Sprint PCS agreements are terminated, we would no longer be a part of the Sprint PCS network and we would have extreme difficulty in conducting our business.

WE MAY NEED MORE CAPITAL THAN WE CURRENTLY ANTICIPATE TO COMPLETE THE BUILD-OUT AND UPGRADE OF OUR NETWORK, AND A DELAY OR FAILURE TO OBTAIN ADDITIONAL CAPITAL COULD DECREASE OUR REVENUES.

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

BECAUSE SPRINT PCS HAS RECENTLY REQUIRED US TO UPGRADE OUR NETWORK TO PROVIDE "THIRD GENERATION" TECHNOLOGY, WE WILL FACE ADDITIONAL CAPITAL EXPENSES.

     The wireless industry is seeking to implement new "third generation," or "3G," technology. Sprint PCS has recently selected a version of 3G technology for its own networks and required us to upgrade our network to provide those services. We currently estimate this network upgrade will cost approximately $35 million, but actual costs could exceed this estimate. The current deadline for completion of our 3G upgrade is June 30, 2002. If we fail to meet the upgrade deadline, we will be in breach of our Sprint PCS agreements. If other wireless carriers implement their 3G upgrades on a more rapid timetable, or on a more cost efficient basis, or on a more advanced technology basis, we will likely suffer competitive disadvantages in our markets. While there are potential advantages with 3G technology, such as increased network capacity and additional capabilities for wireless data applications, the technology has not been proven in the marketplace and has the risks inherent in other technological innovations.

UNAUTHORIZED USE OF OUR NETWORK AND OTHER TYPES OF FRAUD COULD DISRUPT OUR BUSINESS AND INCREASE OUR COSTS.

     We will likely incur costs associated with the unauthorized use of our network, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming. Although we believe we have a plan in place to implement appropriate controls to minimize the effect to us of fraudulent usage, our efforts may not be successful.

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

     Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business. In connection with these transactions, we may also issue additional equity securities, incur additional debt.

THE SPRINT PCS AGREEMENTS AND OUR HORIZON PCS RESTATED CERTIFICATE OF INCORPORATION INCLUDE PROVISIONS THAT MAY DISCOURAGE, DELAY OR RESTRICT ANY SALE OF OUR OPERATING ASSETS OR COMMON STOCK TO THE POSSIBLE DETRIMENT OF OUR NOTEHOLDERS.

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

HORIZON PCS WILL NOT BE ABLE TO RECEIVE THE TAX BENEFIT OF FUTURE LOSSES UNTIL WE BEGIN TO GENERATE TAXABLE INCOME.

     From Horizon PCS' inception until September 2000, we were included in the consolidated Federal income tax return of Horizon Telcom, Inc. which owns a majority of our outstanding common stock. Under Horizon PCS' tax-sharing agreement with Horizon Telcom, Horizon Telcom filed a consolidated tax return and paid Horizon PCS an amount equal to the tax savings realized by Horizon Telcom as a result of Horizon PCS' taxable operating losses being used to offset consolidated taxable income. As a result of the sale of convertible preferred stock in September 2000, Horizon PCS is no longer included in Horizon Telcom's consolidated tax return and, as a result, will no longer be able to recognize any tax benefits from Horizon PCS' operating losses until Horizon PCS generates taxable income.

HORIZON TELCOM WILL BE ABLE TO CONTROL THE OUTCOME OF SIGNIFICANT MATTERS PRESENTED TO STOCKHOLDERS AS A RESULT OF ITS OWNERSHIP POSITION, WHICH COULD POTENTIALLY IMPAIR OUR ATTRACTIVENESS AS A TAKEOVER TARGET.

     Horizon Telcom beneficially owns approximately 58.1% of our outstanding common stock on fully diluted basis as of March 31, 2002. In addition, the shares held by Horizon Telcom are class B shares, which have ten votes per share. The class A shares have only one vote per share. As a result, Horizon Telcom holds approximately 84.5% of the voting power on a fully diluted basis at March 31, 2002. Horizon Telcom will have the voting power to control the election of Horizon PCS' board of directors and it will be able to cause amendments to Horizon PCS' restated certificate of incorporation or Horizon PCS restated bylaws. Horizon Telcom also may be able to cause changes in Horizon PCS' business without seeking the approval of any other party. These changes may not be to the advantage of Horizon PCS or in the best interest of its other stockholders or the holders of its notes. For example, Horizon Telcom will have the power to prevent, delay or cause a change in control of Horizon PCS and could take other actions that might be favorable to Horizon Telcom, but not necessarily to other Horizon PCS stockholders. This may have the effect of delaying or preventing a change in control. In addition, Horizon Telcom is controlled by members of the McKell family, who collectively own approximately 60.6% of the voting interests of Horizon Telcom. Therefore, the McKell family, acting as a group, may be able to exercise indirect control over Horizon PCS.

HORIZON PCS MAY FACE CONFLICTS OF INTEREST WITH HORIZON TELCOM WHICH MAY HARM ITS BUSINESS.

     Conflicts of interest may arise between Horizon PCS and Horizon Telcom,  or
its  other   affiliates,   in  areas  relating  to  past,   ongoing  and  future
relationships, including:

     o    corporate opportunities;

     o    tax and intellectual property matters;

     o    potential acquisitions;

     o financing transactions, sales or other dispositions by Horizon Telcom of shares of Horizon PCS common stock held by it; and

     o the exercise by Horizon Telcom of its ability to control Horizon PCS management and affairs.

     Horizon Telcom controls approximately 84.5% of the voting power of Horizon PCS shares on a fully diluted basis. Horizon Telcom is engaged in a diverse range of telecommunications-related businesses, such as local telephone services and Internet services, and these businesses may have interests that conflict or compete in some manner with Horizon PCS' business. Horizon Telcom is under no obligation to share any future business opportunities available to it with Horizon PCS, unless Delaware law requires it to do so. Any conflicts that may arise between Horizon PCS and Horizon Telcom or any of its affiliates or any loss of corporate opportunity to Horizon Telcom that may otherwise be available to Horizon PCS may impact its financial condition or results of operations because these conflicts of interest or losses of corporate opportunities could result in a loss of customers and, therefore, business. Because Horizon Telcom will be able to control the outcome of most conflicts upon which stockholders could vote and because it will have the voting power to control Horizon PCS' board of directors, conflicts may not be resolved in its favor.

PRESENT AND FUTURE TRANSACTIONS WITH HORIZON TELCOM MAY BE ON TERMS WHICH ARE NOT AS FAVORABLE AS COULD BE OBTAINED FROM THIRD PARTIES.

     In the past, Horizon PCS has entered into transactions with Horizon Telcom including the leasing of towers by Horizon Telcom to Horizon PCS and the advancing of cash to Horizon PCS to finance its operations. In addition, Horizon Services, a subsidiary of Horizon Telcom provides administrative services to Horizon PCS including finance and accounting services, computer access and human resources. Although these transactions were on terms that we believe are fair, because Horizon Telcom currently owns 58.1% of Horizon PCS' outstanding common stock on a fully diluted basis, third-parties with which Horizon PCS wishes to enter into agreements or the marketplace in general may not perceive these transactions with Horizon Telcom to be fair. In addition, because Horizon Telcom has the power to control Horizon PCS' board of directors, Horizon PCS may not be able to renew these agreements on terms favorable to Horizon PCS.

HORIZON PCS MAY EXPERIENCE A HIGH RATE OF CUSTOMER TURNOVER, WHICH WOULD INCREASE ITS COSTS OF OPERATIONS AND REDUCE OUR REVENUE AND PROSPECTS FOR GROWTH.

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

     The wireless industry is historically dependent on fourth calendar quarter results. Our overall results of operations could be significantly reduced if we have a worse than expected fourth calendar quarter for any reason, including the following:

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

     The licensing, construction, use, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated to varying degrees by the FCC, the Federal Aviation Administration and, depending on the jurisdiction, state and local regulatory agencies and legislative bodies. Adverse decisions regarding these regulatory requirements could negatively impact our operations and our cost of doing business.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

3.1*      Articles of Incorporation of Horizon Telcom, Inc.

3.2*      Bylaws of Incorporation of Horizon Telcom, Inc.

4.1*      Form of Stock Certificate

10.40.3 Waiver Agreement dated May 9, 2002 by and among Horizon Personal Communications, Inc. (the "Company"), Bright Personal Communications Services, LLC, an Ohio limited liability company ("Bright") (each of the Company and Bright, individually a "Borrower" and collectively, the "Borrowers"), Horizon PCS, Inc., a Delaware corporation (the "Parent"), those Subsidiaries of the Parent listed on the signature pages hereto (together with the Parent, individually a "Guarantor" and collectively the "Guarantors"; the Guarantors, together with the Borrowers, individually a "Credit Party" and collectively the "Credit Parties"), the lenders party hereto (the "Lenders"), First Union National Bank, as Administrative Agent (the "Administrative Agent"), Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger (the "Syndication Agent"), and Fortis Capital Corp., as
          Documentation Agent (the "Documentation Agent") (incorporated by reference to Exhibit 10.40.3 of Form 10-Q of Horizon PCS, Inc. for quarter ending March 31, 2002 filed on May 15, 2002).

-----------------------
* Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form 10 (Reg. No. 0-32617)

     (B)  Reports on Form 8-K

          1. There were no Reports on Form 8-K filed by the Registrant during the first quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HORIZON TELCOM, INC.
                                       (Registrant)

Date:  May 14, 2002                    By: /s/ Thomas McKell
                                           -------------------------------------
                                               Thomas McKell
                                               Chief Executive Officer


Date:  May 14, 2002                    By: /s/ Peter M. Holland
                                           -------------------------------------
                                               Peter M. Holland
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Chief Accounting Officer)

1469316v2