Form 10-Q
period 2002-06-30
HORIZON TELCOM INC
filed 2002-08-14
CIK 1139218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 FOR
                    THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number: 0-32617


                              HORIZON TELCOM, INC.
             (Exact name of Registrant as specified in its charter)


              OHIO                                          31-1449037
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
    of incorporation or organization)


          68 EAST MAIN STREET
           CHILLICOTHE, OHIO                              45601-0480
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

As of August 9, 2002, there were 90,552 shares of class A common stock outstanding and 271,926 shares of class B common stock outstanding.

                              HORIZON TELCOM, INC.
                                    FORM 10-Q
                              SECOND QUARTER REPORT

                                TABLE OF CONTENTS

                                                                                                         PAGE NO.
                                                                                                         --------

PART I FINANCIAL INFORMATION

       Item 1.   Financial Statements..........................................................................3

       Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................................................20

       Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................38

PART II OTHER INFORMATION

       Item 1.   Legal Proceedings............................................................................39

       Item 2.   Changes in Securities and Use of Proceeds....................................................39

       Item 3.   Defaults Upon Senior Securities..............................................................39

       Item 4.   Submission of Matters to a Vote of Security Holders..........................................40

       Item 5.   Other Information............................................................................40

       Item 6.   Exhibits and Reports on Form 8-K.............................................................54


     As used herein and except as the context may otherwise require, "the Company," "we," "us," "our" or "Horizon Telcom" means, collectively, Horizon Telcom, Inc., and its subsidiaries: Horizon PCS, Inc., The Chillicothe Telephone Company, Horizon Technology, Inc., and Horizon Services, Inc. References to "Horizon PCS" refer to Horizon PCS, Inc., and its subsidiaries: Horizon Personal Communications, Inc. ("HPC"), and Bright Personal Communications Services, LLC ("Bright PCS").

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

HORIZON TELCOM, INC., AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As Of June 30, 2002, and December 31, 2001
--------------------------------------------------------------------------------

                                                                                 June 30,          December 31,
                                                                                   2002                2001
                                                                              -------------       -------------
                                                                                (unaudited)
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents (includes $105,000,000 on deposit in
         accordance with covenant. See Note 7)............................      $  133,385,460      $  127,154,227
     Restricted cash......................................................          24,062,500          24,597,222
     Investments, available-for-sale, at fair value.......................             668,670           3,537,720
     Investments, held-to-maturity at cost................................           6,525,263                  --
     Accounts receivable - subscriber, less allowance for doubtful accounts of approximately $2,661,000 in 2002 and $2,662,000 in
         2001.............................................................          21,804,341          15,275,708
     Accounts  receivable  -  interexchange  carriers,  access  charge pools and other, less allowance for doubtful accounts of approximately
         $222,000 in 2002 and $477,000 in 2001............................           5,077,648           5,691,105
     Inventories..........................................................           4,503,693           6,512,026
     Taxes applicable to future years, prepaid expenses and other.........           4,598,673           2,550,498
                                                                                ---------------      --------------
              Total current assets........................................         200,626,248         185,318,506
                                                                                ---------------      --------------

OTHER ASSETS:
     Intangibles, net.....................................................          41,610,868          42,840,534
     Goodwill.............................................................           7,191,180           7,191,180
     Restricted cash......................................................          12,032,009          24,062,500
     Debt issuance costs, nets of amortization............................          21,790,672          20,584,960
     Prepaid pension costs and other......................................           9,821,208           8,638,966
                                                                                ---------------       -------------
              Total other assets..........................................          92,445,937         103,318,140
                                                                                ---------------       -------------

PROPERTY, PLANT AND EQUIPMENT, NET........................................         319,144,326         289,277,220
                                                                                ---------------       -------------
                    Total assets..........................................      $  612,216,511       $ 577,913,866
                                                                                ================     ==============


(Continued on next page)

HORIZON TELCOM, INC., AND SUBSIDIARIES

As of June 30, 2002, and December 31, 2001
--------------------------------------------------------------------------------

                                                                                June 30,           December 31,
                                                                                  2002                 2001
                                                                               --------------     --------------
                                                                               (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
     Lines of credit....................................................      $    18,400,000   $    19,167,338
     Current maturities of long-term debt...............................            2,000,000         2,000,000
     Accounts payable...................................................            6,470,349         9,933,862
     Accounts payable - interexchange carriers and access charge pools..              107,103         1,895,452
     Payable to Sprint..................................................           14,841,718        10,244,529
     Deferred personal communications service ("PCS") revenue...........            4,675,289         3,712,734
     Accrued taxes......................................................            4,539,916         4,842,912
     Accrued vacation, payroll and other accrued liabilities............           24,777,615        28,984,309
                                                                              ----------------   ---------------
              Total current liabilities.................................           75,811,990        80,781,136
                                                                              ----------------   ---------------

LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt, net of discount....................................          520,209,607       402,055,643
     Deferred Federal income taxes, net.................................            3,656,680         4,632,157
     Postretirement benefit obligation..................................            6,180,434         5,756,305
     Deferred activation revenue........................................            5,130,237         3,808,618
     Other long-term liabilities........................................           11,837,067        12,007,327
                                                                              ----------------   ---------------
              Total long-term debt and other liabilities................          547,014,025       428,260,050
                                                                              ----------------   ---------------
                  Total liabilities.....................................          622,826,015       509,041,186
                                                                              ----------------   ---------------

CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY...............................          151,061,781       145,349,043

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - class A, no par value, 200,000 shares authorized,
        99,726 shares issued, stated at $4.25 per share.................              423,836           423,836
     Common stock - class B, no par value, 500,000 shares authorized,
        299,450 shares issued, stated at $4.25 per share................            1,272,662         1,272,029
     Treasury stock - 36,698 shares at cost.............................           (5,504,700)       (5,504,700)
     Accumulated other comprehensive income (loss), net.................             (441,487)        1,332,044
     Additional paid-in capital.........................................           72,197,212        72,188,904
     Deferred stock option compensation.................................             (889,975)       (1,079,610)
     Retained deficit...................................................         (228,728,833)     (145,108,866)
                                                                              ----------------   ---------------
              Total stockholders' equity (deficit)......................         (161,671,285)      (76,476,363)
                                                                              ----------------   ---------------
                  Total liabilities and stockholders' equity (deficit)..      $   612,216,511     $ 577,913,866
                                                                              =================  ===============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

                                                         For the Three Months Ended           For the Six Months Ended
                                                                   June 30,                            June 30,
                                                      ---------------------------------   ---------------------------------
                                                            2002              2001               2002              2001
                                                      ----------------  ---------------   ----------------  ---------------
OPERATING REVENUES:
     PCS subscriber and roaming.....................  $     50,124,293  $    23,229,724   $     95,857,681  $    41,365,738
     PCS equipment..................................         1,597,640        1,498,774          3,972,928        2,574,737
     Basic local and long-distance service..........         4,753,442        5,109,750          9,351,273        9,927,812
     Network access.................................         6,735,297        4,011,701         11,330,767        9,040,454
     Equipment systems sales, information services,
         Internet access and other..................         2,061,334        1,905,028          4,167,083        3,479,655
                                                      ----------------  ---------------   ----------------  ---------------
           Total operating revenues.................        65,272,006       35,754,977        124,679,732       66,388,396
                                                      ----------------  ---------------   ----------------  ---------------

OPERATING EXPENSES:
     Cost of goods sold ............................         3,836,701        2,521,578          8,928,711        4,861,435
     Cost of services (exclusive of items shown
         separately below)..........................        44,994,073       24,476,346         84,486,215       46,208,706
     Selling and marketing..........................        11,676,942       10,709,254         26,762,400       18,119,670
     General and administrative (exclusive of items
         shown separately below)....................        13,901,747       11,023,541         26,699,836       18,589,770
     Non-cash compensation..........................            87,768          835,172            189,635          945,444
     Depreciation and amortization..................        15,230,985        6,239,747         25,350,995       11,374,123
                                                      ----------------  ---------------   ----------------  ---------------
           Total operating expenses.................        89,728,216       55,805,638        172,417,792      100,099,148
                                                      ----------------  ---------------   ----------------  ---------------

OPERATING LOSS......................................       (24,456,210)     (20,050,661)       (47,738,060)     (33,710,752)
                                                      ----------------  ---------------   ----------------  ---------------

NONOPERATING INCOME (EXPENSE):
     Interest expense, net..........................       (15,925,172)      (7,037,469)       (29,128,751)     (13,800,872)
     Subsidiary preferred stock dividends...........        (2,856,397)      (2,717,954)        (5,712,766)      (5,353,577)
     Interest income and other, net.................           589,253        1,427,999          1,045,689        4,430,539
                                                      ----------------  ---------------   ----------------  ---------------
              Total nonoperating expense............       (18,192,316)      (8,327,424)       (33,795,828)     (14,723,910)
                                                      ----------------  ---------------   ----------------  ---------------

LOSS BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST
                                                           (42,648,526)     (28,378,085)       (81,533,888)     (48,434,662)

INCOME TAX EXPENSE..................................          (972,437)        (346,063)        (1,180,071)      (1,023,968)

MINORITY INTEREST IN LOSS...........................                --               --                 --          983,883
                                                      ----------------  ---------------   ----------------  ---------------

NET LOSS............................................  $    (43,620,963) $   (28,724,148)  $    (82,713,959) $   (48,474,747)
                                                      ================  ===============   ================  ===============

Basic and diluted net loss per share................  $        (120.36) $        (79.28)  $        (228.25) $       (135.14)
                                                      ================  ===============   ================  ===============
Weighted-average common shares outstanding .........           362,429          362,320            362,379          358,696
                                                      ================  ===============   ================  ===============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Condensed Consolidated Statements of Other Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

                                                        For the Three Months Ended             For the Six Months Ended
                                                                 June 30,                              June 30,
                                                          2002               2001               2002             2001
                                                     --------------     --------------     --------------    --------------

NET LOSS.........................................    $ (43,620,963)     $ (28,724,148)     $ (82,713,959)    $ (48,474,747)
                                                     ==============     ==============     ==============    ==============

OTHER COMPREHENSIVE INCOME (LOSS)................
Net unrealized gain (loss) on hedging activities.         (269,901)           (54,168)           120,042          (353,073)
Net unrealized loss on securities
     available-for-sale net of taxes of $626,932
     and $975,477 for the three and six months
     ended June 30, 2002, respectively...........       (1,215,938)                --         (1,893,573)               --
                                                     --------------     --------------     --------------    --------------
COMPREHENSIVE INCOME (LOSS)......................    $ (45,106,802)     $ (28,778,316)     $ (84,487,490)    $ (48,827,820)
                                                     ==============     ==============     ==============    ==============






         The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


                                                                                      For the Six Months Ended
                                                                                              June 30,
                                                                                      2002                 2001
                                                                               ------------------   ------------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES................................... $     (35,018,135)   $     (38,061,427)
                                                                               ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.....................................................       (54,634,274)         (73,151,559)
     Purchase of short-term investments.......................................        (6,525,263)         (24,880,965)
     Proceeds from sale of fixed assets.......................................         1,543,482                   --
     Proceeds from redemption of RTFC certificates............................                --            2,895,646
                                                                               ------------------   ------------------
        Net cash used in investing activities.................................       (59,616,055)         (95,136,878)
                                                                               ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing on long-term debt..............................................       105,000,000            2,500,000
     Lines of credit - repayments, net of borrowings..........................          (767,338)                  --
     Deferred financing fees..................................................        (2,461,230)          (1,177,673)
     Treasury stock received as dividend......................................                --               (4,311)
     Dividends paid...........................................................          (906,009)            (861,260)
                                                                               ------------------   ------------------
        Net cash provided by financing activities.............................       100,865,423              456,756
                                                                               ------------------   ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................         6,231,233         (132,741,549)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................................       127,154,227          192,011,997
                                                                               ------------------   ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD...................................... $     133,385,460    $      59,270,448
                                                                               ==================   ==================




         The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 1 - GENERAL

    The results of operations for the interim periods shown are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001, which includes information and disclosures not presented herein.

NOTE 2 - ORGANIZATION AND BUSINESS OPERATIONS

    The Company is a facilities-based telecommunications carrier that provides a variety of voice and data services to commercial, residential/small business and local market segments. The Company provides wireless personal communications service to a twelve-state region in the Midwest, including Ohio, Indiana, Pennsylvania, Virginia and West Virginia, as an affiliate of Sprint PCS through its majority-owned subsidiary, Horizon PCS, Inc. The Company also provides landline telephone service, very-high-data-rate digital subscriber line ("VDSL") television service and sells equipment to business and residential customers to the southern Ohio region, principally in and surrounding Chillicothe, Ohio through its wholly-owned subsidiary, the Chillicothe Telephone Company ("Chillicothe Telephone"). Through its wholly-owned subsidiary, Horizon Technology, Inc, formerly known as United Communications, Inc. ("Horizon Technology"), the Company offers dial-up and broadband Internet access services, network services and resell long distance services. The Company also owns 100% of Horizon Services, Inc. ("Horizon Services"), which provides administrative services to other subsidiaries. Administrative services provided by Horizon
Services generally include such functions as insurance, billing services, accounting services, computer access and other information technology services and human resources services.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Note 1 in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, describes the Company's significant accounting policies in greater detail than presented herein.

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements reflect the operations of Horizon Telcom, and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. All material intercompany transactions and balances have been eliminated in consolidation.

ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. See "Critical Accounting Policies" under "Item 2. Management's Discussion and Analysis of Financial Results and Operations" of this Form 10-Q.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR RATE REGULATION

     Chillicothe Telephone is subject to rate-regulation. Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Rate Regulation" provides that rate-regulated public utilities account for revenues and expenses and report assets and liabilities consistent with the economic effect of the way in which the regulators establish rates. Chillicothe Telephone follows the accounting and reporting requirements of SFAS No. 71. As of June 30, 2002, the Company has recorded regulatory assets and liabilities of approximately $197,000 and $1,380,000, respectively. As of December 31, 2001, regulatory assets and liabilities were approximately $331,000 and $481,000, respectively.

     As part of the acquisition of Bright PCS, the former members of Bright PCS have approximately an 8% ownership in Horizon PCS. The Company accounts for this ownership by recording the portion of net income (loss) attributable to the minority shareholders (a loss of $983,883 for the six months ended June 30, 2001) as minority interest in earnings (loss) in the accompanying condensed consolidated statements of operations. The minority interest's share in the Company's losses during 2001 reduced the minority interest's accounting basis to zero. There will be no further allocations to minority interest until such time as Horizon PCS becomes profitable and any unallocated losses to minority interest are offset with income in future periods.

RESTRICTED CASH

     In connection with Horizon PCS' December 2001 offering of $175,000,000 of senior notes, the first four semi-annual interest payments due under the terms of the notes were placed in escrow. The first payment was made in June 2002. Amounts to be paid toward interest payments due in the next twelve months have been classified as short-term.

INVESTMENTS

     The classification of investments in debt and equity securities is determined by management at the date individual investments are acquired. The classification of those securities and the related accounting policies are as follows:

     Held-to-maturity securities are debt securities for which the Company has both the intent and ability to hold to maturity, regardless of changes in market conditions, liquidity needs or changes in general economic conditions. They are carried at historical cost.

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

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including improvements that extend useful lives, are stated at original or acquisition cost while maintenance and repairs are charged to operations as incurred. Construction work in progress includes expenditures for the purchase of capital equipment, construction and items such as direct payroll-related benefits and interest capitalized during construction.

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

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

REVENUE RECOGNITION

     Horizon PCS sells handsets and accessories, which are recorded at the time of the sale as equipment revenue. After the handset has been purchased, the subscriber purchases a service package, which is recognized monthly as service is provided and is included as subscriber revenue. The Company defers monthly service revenue billed in advance. Roaming revenue is recorded when Sprint PCS subscribers, other Sprint PCS affiliate subscribers and non-Sprint PCS subscribers roam onto Horizon PCS' network.

     Horizon PCS' accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense is deferred and will be recorded over the average life for those customers that are assessed an activation fee, currently 30 months, as subscriber revenue and selling and marketing, respectively.

    Horizon PCS records 100% of PCS subscriber revenues from its customers, Sprint PCS roaming revenues from Sprint PCS subscribers based outside its markets and non-Sprint PCS roaming revenues. Sprint PCS retains 8% of all collected service revenue as a management fee. Collected service revenues include PCS subscriber revenues and non-Sprint PCS roaming revenues, but exclude Sprint PCS roaming revenues, roaming charges billed to Horizon PCS customers for roaming onto a non-Sprint PCS network and revenues from sales of equipment. Horizon PCS reports the amounts retained by Sprint PCS as general and administrative expense.

     The landline telephone services operating segment consists of basic local and long-distance toll, network access services and other telephone service revenue.

     Intra-LATA, (Local Access and Transport Area) (i.e., the area of southern Ohio, including Columbus originally covered by area code 614), basic local exchange and long-distance service revenue consists of flat rate services and measured services billed to customers utilizing Chillicothe Telephone's telephone network. Long distance intraLATA/interstate revenue consists of message services that terminate beyond the basic service area of the originating wire center.

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

     We record 100% of PCS subscriber revenues from our customers, Sprint PCS roaming revenues from Sprint PCS subscribers based outside our markets and non-Sprint PCS roaming revenues. Sprint PCS retains 8% of all collected service revenue as a management fee. Collected service revenues include PCS subscriber revenues and non-Sprint PCS roaming revenues, but exclude Sprint PCS roaming revenues, roaming charges billed to our customers for roaming onto a Sprint PCS network and revenues from sales of equipment. We report the amounts retained by Sprint PCS as general and administrative expenses.

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

NET LOSS PER SHARE

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share" and SAB No. 98. Basic and diluted net loss per share is computed by dividing net loss for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share is the same for basic and diluted net loss per share calculations for all periods presented. There are three items that could potentially dilute basic earnings per share in the future. These items include common stock options, stock purchase warrants and convertible preferred stock. These items will be included in the diluted earnings per share calculation when dilutive.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

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

    These statements were adopted by the Company on January 1, 2002. Goodwill amortization ceased as of December 31, 2001, and the Company is required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indicators arise). As of June 30, 2002, Horizon PCS has goodwill of approximately $7,191,000, net of accumulated amortization, related to the acquisition of Bright PCS. See Note 9 herein for additional information.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No.
142. The Company adopted SFAS No. 144 on January 1, 2002. See Note 6 for discussion on the impact of the adoption of this statement.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishments of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company will adopt SFAS No. 145 on July 1, 2002, and the adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

    In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Charges relating to the exit of an activity or disposal of long-lived assets will be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company has not yet determined the financial impact the adoption of this pronouncement will have on its financial position or results of operations.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the 2002 presentation.

NOTE 4 - SEGMENT INFORMATION

    The Company is organized around the differences in products and services it offers. Under this organizational structure, the Company operates in two reportable business segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These segments are wireless personal communications services and landline telephone services. The wireless personal communications services segment includes three major revenue streams:
PCS subscriber revenues, PCS roaming revenues and PCS equipment sales. The landline telephone services segment includes four major revenue streams: basic local service, long-distance toll, network access services and other related telephone services.

    Other business activities of the Company include Internet access services, equipment systems sales, and other miscellaneous revenues, which do not meet the definition of a reportable segment under SFAS No. 131. Amounts related to these business activities are included below under the heading "All other." Unallocated administrative expenses represent general and administrative expenses, which are incurred at a corporate level. All other assets represent common assets not identified to an operating segment.

    The Company evaluates the performance of the segments based on operating earnings before the allocation of administrative expenses. Information about interest income and expense and income taxes is not provided on a segment level. The accounting policies of the segments are the same as described in the summary of significant accounting policies.

    The following table includes revenue, intercompany revenues, operating earnings (loss), depreciation and amortization expense and capital expenditures for the three and six months ended June 30, 2002 and 2001, and assets as of June 30, 2002, and December 31, 2001, for each segment and reconciling items necessary to total to amounts reported in the condensed consolidated financial statements:

                                                                              Net Revenue
                                                    Three Months Ended June 30,           Six Months Ended June 30,
                                                  -------------------------------      -------------------------------
                                                      2002              2001               2002              2001
                                                  -------------     -------------      --------------    -------------

Wireless personal communications services..       $ 51,721,933      $ 24,728,498       $  99,830,609     $  43,940,475
Landline telephone services.................        11,488,739         9,121,451          20,682,040        18,968,266
All other...................................         2,061,334         1,905,028           4,167,083         3,479,655
                                                  -------------     -------------      --------------    -------------
    Total net revenues......................      $ 65,272,006      $ 35,754,977       $ 124,679,732     $  66,388,396
                                                  =============     =============      ==============    =============


                                                                          Intercompany Revenue
                                                    Three Months Ended June 30,           Six Months Ended June 30,
                                                  -------------------------------      -------------------------------
                                                      2002              2001               2002              2001
                                                  -------------     -------------      --------------    -------------

Wireless personal communications services..       $     91,986      $     42,914       $     193,092     $      84,592
Landline telephone services.................           403,341           206,153             805,255           446,911
All other...................................           111,422            50,416             218,739            52,492
                                                  --------------    -------------      --------------    --------------
    Total intercompany revenues.............      $    606,749      $    299,483       $   1,217,086     $     583,995
                                                  ==============    =============      ==============    ==============


HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - SEGMENT INFORMATION (CONTINUED)

                                                                       Operating Earnings (Loss)
                                                    Three Months Ended June 30,             Six Months Ended June 30,
                                                  -------------------------------      --------------------------------
                                                      2002              2001               2002              2001
                                                  --------------    -------------      --------------    --------------

Wireless personal communications services..       $ (26,312,512)    $(19,960,670)      $ (49,102,318)    $ (34,271,147)
Landline telephone services.................          5,416,299        3,427,170           8,964,841         7,760,461
All other...................................           (810,890)        (354,792)         (1,783,945)       (1,061,650)
Unallocated administrative expenses.........         (2,749,107)      (3,162,369)         (5,816,638)       (6,138,416)
                                                  --------------    -------------      --------------    --------------
    Total operating loss....................      $ (24,456,210)    $(20,050,661)      $ (47,738,060)    $ (33,710,752)
                                                  ==============    =============      ==============    ==============


                                                                     Depreciation and Amortization
                                                    Three Months Ended June 30,          Six Months Ended June 30,
                                                  ------------------------------      ------------------------------
                                                      2002             2001               2002             2001
                                                  -------------    ------------       ------------      ------------

Wireless personal communications services...      $  12,979,776    $  4,407,543       $ 20,929,407      $  7,821,586
Landline telephone services.................          1,723,654       1,540,381          3,403,328         3,039,409
All other...................................            527,555         291,823          1,018,260           513,128
                                                  -------------    ------------       ------------      ------------
    Total depreciation and amortization.....      $  15,230,985    $  6,239,747       $ 25,350,995      $ 11,374,123
                                                  =============    ============       ============      ============


                                                                        Capital Expenditures
                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                 ------------------------------      -------------------------------
                                                     2002             2001               2002             2001
                                                  -------------    ------------       ------------      ------------

Wireless personal communications services..      $  25,675,000    $ 33,965,565       $ 49,113,012      $ 66,019,254
Landline telephone services................          1,851,251       1,366,190          3,853,782         3,503,637
All other..................................            774,777       1,796,320          1,667,480         3,628,668
                                                 -------------    ------------       ------------      -------------
    Total capital expenditures.............      $  28,301,028    $ 37,128,075       $ 54,634,274      $ 73,151,559
                                                 =============    ============       ============      =============


                                                                              Assets
                                                               ------------------------------------
                                                                   June 30,          December 31,
                                                                     2002                2001
                                                               ----------------      --------------

Wireless personal communications services................      $    519,368,840      $  480,754,022
Landline telephone services..............................            86,815,525          90,951,437
All other................................................             6,032,146           6,208,407
                                                               ----------------      --------------
    Total assets.........................................      $    612,216,511      $  577,913,866
                                                               ================      ==============

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - SEGMENT INFORMATION (CONTINUED)

    Net operating revenues by product and service for each segment were as follows:


                                                    Three Months Ended June 30,          Six Months Ended June 30,
                                                  ------------------------------      -------------------------------
                                                      2002             2001               2002              2001
                                                  -------------    ------------       ------------      -------------

Wireless personal communications services:
  PCS subscriber revenue.....................     $  37,008,341    $ 15,491,834       $ 71,922,441      $  27,513,389
  PCS roaming revenue........................        13,115,952       7,737,890         23,935,240         13,852,349
  PCS equipment sales........................         1,597,640       1,498,774          3,972,928          2,574,737
                                                  -------------    ------------       ------------      -------------
    Total personal communication services....        51,721,933      24,728,498         99,830,609         43,940,475
                                                  -------------    ------------       ------------      -------------

Landline telephone services:
  Basic local service........................         3,658,433       3,661,483          7,263,689          7,239,286
  Long-distance service......................           269,022         407,690            578,414            849,729
  Network access.............................         6,735,297       4,011,701         11,330,767          9,040,454
  Other related telephone service............           825,987       1,040,577          1,509,170          1,838,797
                                                  -------------    ------------       ------------      -------------
    Total landline telephone services........        11,488,739       9,121,451         20,682,040         18,968,266
                                                  -------------    ------------       ------------      -------------

Other:
  Internet access services...................           818,577         826,627          1,625,405          1,589,731
  Equipment system sales.....................           240,617         445,326            620,953            708,746
  Other miscellaneous revenues...............         1,002,140         633,075          1,920,725          1,181,178
                                                  -------------    ------------       ------------      -------------
    Total other..............................         2,061,334       1,905,028          4,167,083          3,479,655
                                                  -------------    ------------       ------------      -------------
      Total operating revenues...............     $  65,272,006    $ 35,754,977       $124,679,732      $  66,388,396
                                                  =============    ============       ============      =============

NOTE 5 - INVESTMENTS

    At June 30, 2002, the Company held short-term investments in marketable securities with maturities greater than three months. All held-to-maturity securities mature within one year of June 30, 2002. The following summarizes unrealized gains and losses on investments at June 30, 2002:

                                                       Unrealized   Unrealized      Fair
                                             Cost          Gain         Loss       Value
                                        -----------   ------------  ----------  -----------
Equity securities available-for-sale..  $   250,000    $  418,670   $       --  $   668,670
Debt securities held-to-maturity......    6,525,263        20,269           --    6,545,532


HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                                        June 30,       December 31,
                                                                          2002             2001
                                                                    ---------------  ---------------
       Network assets..........................................     $   267,803,742  $   220,849,771
       Switching equipment.....................................          62,254,424       35,253,986
       Land and buildings......................................          15,602,647       15,223,363
       Computer and telecommunications equipment...............          14,966,196       14,292,341
       Furniture, vehicles and office equipment................          11,594,782       12,477,119
                                                                    ---------------  ---------------
         Property, plant and equipment in service, at cost.....         372,221,791      298,096,580
       Accumulated depreciation................................         (83,867,001)     (68,604,457)
                                                                    ---------------  ---------------
            Property, plant and equipment in service, net......         288,354,790      229,492,123
       Construction work in progress...........................          30,789,536       59,785,097
                                                                    ---------------  ---------------
              Total property, plant and equipment, net.........     $   319,144,326  $   289,277,220
                                                                    ===============  ===============

    Applicable interest charges incurred during the construction of new facilities and network assets are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives, in accordance with SFAS No. 34. The Company capitalized interest of approximately $3,185,000 and $3,233,000 for the six months ended June 30, 2002 and 2001, respectively.

     During 2002, Horizon PCS launched switches in Tennessee and Pennsylvania and decommissioned some switching equipment in Chillicothe, Ohio. As a result, approximately $6.2 million of switching equipment is considered an impaired asset as defined by SFAS No. 144. Accordingly, depreciation expense for the three and six months ended June 30, 2002, included approximately $3.5 million of expense related to accelerated depreciation on the impaired assets. The total amount of depreciation recorded to date on this equipment approximates $5.8 million. The residual book value of $400,000 approximates fair market value at June 30, 2002, based on quoted market prices. This switch is in use and is reported under switching equipment for our wireless personal communications services segment.

NOTE 7 - LONG-TERM DEBT

   The components of long-term debt outstanding are as follows:

                                                      Interest Rate at         June 30,       December, 31,
                                                        June 30, 2002            2002             2001
                                                      -----------------   ----------------  ----------------
          Discount notes..........................        14.00%              295,000,000       295,000,000
          Senior notes............................        13.75%          $   175,000,000    $  175,000,000
          Secured credit facility-term loan A.....         5.87%              105,000,000                --
          Secured credit facility-term loan B.....         6.09%               50,000,000        50,000,000
          1998 Senior Notes.......................         6.62%               12,000,000        12,000,000
          1993 Senior Notes.......................         6.72%                6,000,000         6,000,000
                                                                           ---------------   ---------------
          Long-term debt, face value..............                            643,000,000       538,000,000
          Less: unaccreted interest portion of
            discount notes........................                           (122,790,393)     (135,944,357)
                                                                           ---------------  ----------------
              Total long-term debt, net...........                        $   520,209,607    $  402,055,643
                                                                           ===============  ================

    As of June 30, 2002, Horizon PCS had $95.0 million committed under its secured credit facility in the form of a line of credit at a variable interest rate equal to the London Interbank Offered Rate ("LIBOR") plus 400-basis points.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 7 - LONG-TERM DEBT (CONTINUED)

    Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. Horizon PCS did not meet the covenant for earnings before interest, taxes, depreciation and amortization ("EBITDA") for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for that quarter, it incurred additional expenses to add those customers. Although Horizon PCS ultimately benefits from the revenues generated by new subscribers, it incurs one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect EBITDA in the short-term during the period of the addition of new subscribers, which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

    On June 27, 2002, Horizon PCS obtained a waiver of the non-compliance with the EBITDA covenant for the first quarter of 2002 and entered into an amendment of the secured credit facility. The amended facility primarily adjusts certain financial covenants and increases the margin on the base interest by 25-basis points, while also providing for the payment of fees to the banking group, an increase in post-default interest rates, a new financial covenant regarding minimum available cash, additional prepayment requirements, restrictions on Horizon PCS' borrowings under the remaining $95.0 million revolving credit facility and deposit requirements on its use of the $105.0 million borrowed under the secured credit facility in March 2002. These requirements are described in detail in the Form 8-K filed by Horizon PCS on June 27, 2002 (See also "Liquidity and Capital Resources" under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations").

    The Note Purchase Agreement for the 1993 Senior Notes of Chillicothe Telephone Company contains a covenant that restricts the amount of investments that Chillicothe Telephone may make in loans, stock or other securities of another company. For the quarter ended June 30, 2002, Chillicothe Telephone failed to comply with the covenant related to these restricted investments, which constitutes an event of default under the note purchase agreement. The Company has entered into a waiver agreement with the noteholders to remedy the non-compliance. The waiver was signed by both parties on August 8, 2002.

     In August 2002, Chillicothe Telephone will issue $30,000,000 of 6.64%, 10 year Senior notes due in full July 1, 2012. The proceeds of the offering will be used to retire both the short term line of credit with Huntington National Bank ($18,400,000 at June 30, 2002) and the 1993 Senior Notes ($8,000,000 at June 30,
2002). The remaining funds will be used for general corporate purposes.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company leases office space and various equipment under several operating leases. In addition, Horizon PCS has tower lease agreements with third parties whereby it leases towers for substantially all its cell sites. The tower leases are operating leases with a term of five to ten years with three consecutive five-year renewal option periods.

    Horizon PCS also leases space for its retail stores. At June 30, 2002, Horizon PCS leased 39 of its 40 retail stores.

CONSTRUCTION EXPENDITURES

    Construction expenditures for the year ended December 31, 2002, are estimated to be between approximately $70,000,000 and $85,000,000. The majority of the estimated expenditures are for the build-out and upgrade of the PCS network.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

     During 1999 Horizon PCS entered into a joint venture agreement through the purchase of 25.6% of Bright PCS. On June 27, 2000, the Company acquired the remaining 74.4% of Bright PCS. The total purchase price was approximately $49,300,000 and was treated as a purchase method acquisition for accounting purposes. In conjunction with this transaction, Horizon PCS also acquired the Bright PCS management agreement with Sprint PCS and, with it, the right to use the Sprint PCS licenses in Bright PCS' markets. Horizon PCS has recognized an intangible asset totaling approximately $33,000,000 related to this licensing agreement which will be amortized over 20 years, the initial term of the underlying management agreement, resulting in annual amortization expense of $1,707,000 through October 2019. Accumulated amortization at June 30, 2002, was approximately $3,428,000.

    The purchase price exceeded the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill was amortized on a straight-line basis over 20 years until December 31, 2001. At June 30, 2002, the remaining unamortized balance of goodwill was approximately $7,191,000.

    The Company adopted SFAS No. 142 on January 1, 2002 (Note 3). As a result of the adoption, goodwill amortization ceased as of December 31, 2001, and the Company was required to complete an impairment test on its remaining goodwill balance as of the date of adoption. The Company completed the first step required by SFAS No. 142 and determined the goodwill remaining at January 1, 2002, was not impaired. The Company will complete an impairment test of the remaining goodwill balance annually, or more frequently if impairment indicators arise.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

    The following pro forma disclosure reconciles net loss available to common stockholders, as presented on the accompanying condensed consolidated statements of operations, excluding the effect of goodwill amortization:


                                          Three Months Ended June 30,              Six Months Ended June 30,
                                            2002              2001                 2002                 2001
                                        --------------  ----------------     ----------------     ----------------
Reported net loss..................     $  43,620,963)   $  (28,724,148)     $   (82,713,959)     $   (48,474,747)
Goodwill amortization..............                --            97,222                   --              194,444
                                        --------------  ----------------     ----------------     ----------------
   Adjusted net loss...............       (43,620,963)      (28,626,926)         (82,713,959)         (48,280,303)
                                        ==============  ================     ================     ================

Basic and diluted net loss per
   share...........................     $    (120.36)   $        (79.28)     $       (228.25)     $       (135.14)
Goodwill amortization..............               --               0.27                   --                 0.54
                                        --------------  ----------------     ----------------     ----------------

   Adjusted basic and diluted
     net loss per share............     $    (120.36)   $        (79.01)     $       (228.25)     $       (134.60)
                                        ==============  ================     ================     ================

     During 2000, Horizon PCS agreed to grant to Sprint PCS warrants to acquire 2,510,460 shares of Horizon PCS class A common stock in exchange for the right to service PCS markets in additional areas. By September 30, 2000, Sprint PCS had substantially completed its obligations under the agreement and Horizon PCS completed the required purchase of certain Sprint PCS assets. The warrants will be granted on the earlier of July 31, 2003, or an initial public offering of Horizon PCS' common stock. Horizon PCS valued the warrants and recorded an intangible asset of approximately $13,356,000. The intangible asset is being amortized over the remaining term of the Sprint PCS management agreement resulting in approximately $752,000 of amortization expense per year through June 2018. Accumulated amortization at June 30, 2002, was approximately $1,317,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion reflects the operations of Horizon Telcom, Inc., and its subsidiaries, The Chillicothe Telephone Company, Horizon PCS, Inc., Horizon Services, Inc., and Horizon Technology, Inc. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes.

                           FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including without limitation, the statements under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Item 5. Other Information" and elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

     o    changes   in    industry    conditions    created   by   the   Federal
          Telecommunications   Act  of  1996  and  related   state  and  federal
          legislation and regulations;

     o recovery of the substantial costs, which will result from the implementation and expansion of our new businesses;

     o retention of our existing customer base and our ability to attract new customers;

     o    rapid changes in technology;

     o    our future compliance with debt covenants;

     o    actions of our competitors;

     o    estimates of current and future population for our markets;

     o forecasts of growth in the number of consumers and businesses using personal communication services;

     o    estimates for churn and ARPU (defined below);

     o statements regarding our plans for and costs of the build-out of our PCS network;

     o statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of when we will launch commercial PCS and achieve break-even or positive EBITDA and operating cash flow; and

     o    the anticipated impact of recent accounting pronouncements.

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

     o    our future compliance with debt covenants;

     o the need to successfully complete the build-out of our portion of the Sprint PCS network on our anticipated schedule;

     o    changes or advances in technology;

     o competition in the industry and markets in which we operate and the creditworthiness of new customers;

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

OVERVIEW

    Horizon Telcom operates primarily within two operating segments: landline telephone services and wireless personal communications services. See Note 4 of "Notes to Interim Condensed Consolidated Financial Statements" for additional financial information regarding Horizon Telcom's operating segments. At June 30, 2002, Chillicothe Telephone serviced 39,000 access lines in Chillicothe, Ohio and the surrounding area. Horizon Technology provided Internet service to 13,900 customers through its bright.net Internet service. At June 30, 2002, Horizon PCS had launched service covering approximately 7.4 million residents, or approximately 73% of the total population in its territory, and serving approximately 235,100 customers.

HISTORY AND BACKGROUND

    Horizon Telcom is a holding company, which, in addition to its common stock ownership of Horizon PCS, owns 100% of Chillicothe Telephone, a local telephone company. Horizon Telcom also owns 100% of Horizon Services, which provides administrative services to Horizon PCS and other Horizon Telcom affiliates, and 100% of Horizon Technology, a separate long-distance and Internet services business. Prior to providing PCS service, one of Horizon PCS' subsidiaries operated a DirecTV affiliate. We sold that business in 1996. We also launched our Internet services business in 1995.

    Horizon Telcom provides a variety of voice and data services to commercial, residential/small business and local market segments. Horizon Telcom provides landline telephone service, VDSL television service and Internet access services to the southern Ohio region, principally in and surrounding Chillicothe, Ohio. Horizon Telcom also provides PCS operations to a twelve-state region in the Midwest, including Ohio, Indiana, Virginia and West Virginia, as an affiliate of Sprint PCS.

CRITICAL ACCOUNTING POLICIES

    Allowance for Doubtful Accounts. Estimates are used in determining our allowance for doubtful accounts, which are based on a percentage of our accounts receivables by aging category. The percentage is derived by considering our historical collections and write-off experience, current aging and credit quality trends and Sprint PCS' credit policy. However, our historical write-off and receivables trends for our wireless customers are limited due to our strong subscriber growth and the recent launch of new markets.

     Under Sprint's service plans, wireless customers who do not meet certain credit criteria can select any plan offered subject to an account spending limit, referred to as ASL, to control credit risk exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("No Deposit ASL" or "NDASL"). As a result, a significant amount of our new wireless customer additions (approximately 59% between May 1, 2001, and March 31, 2002) have been under the NDASL program. This increase in sub-prime credit customers under the NDASL program has led to higher churn rates (defined below) and an increase in account write-offs. While the average balance written-off for an NDASL customer is lower than the write-off balances of non-account spending limit customers, the number of NDASL write-offs has caused an increase in the total amount written-off each quarter, resulting in a higher allowance and provision for doubtful accounts. Beginning in April 2002, the NDASL program was replaced by the "Clear Pay Program," which re-instated the deposit requirement for most credit classes with account spending limits and featured increased back-office controls with respect to credit qualification and account collections. We anticipate the implementation of the deposit under the Clear Pay Program will reduce our future bad debt exposure. If the deposit requirement is later removed or if these allowance for doubtful accounts estimates are insufficient for any reason, our operating income, EBITDA and available cash would be reduced. At June 30, 2002, the allowance for doubtful wireless customer accounts was $2,301,000, which represents 10% of wireless accounts receivables. At June 30, 2002, 38% of the wireless subscribers in our markets were account spending limit customers with no deposit paid.

    Our landline segment accounts receivable consist primarily of amounts billed to interexchange carriers (like AT&T) for allowing their customers to access our network when their customers place a call. Accounts receivable also include charges for advertising in Chillicothe Telephone's yellow pages directory and amounts billed to customers for monthly services. Our collection history with interexchange carriers has been good. However, we do have some exposure to WorldCom and WorldCom's MCI division, which declared bankruptcy on July 21, 2002. We estimate amounts billed to WorldCom to be approximately $460,000 at June 30, 2002, of which approximately $110,000 had been collected as of the date of this filing. The allowance for doubtful landline segment accounts receivable is approximately 9% of amounts billed at June 30, 2002.

    Revenue Recognition. Horizon PCS sells wireless handsets and accessories which are recorded at the time of the sale as equipment revenue. After the handset has been purchased, the subscriber purchases a service package which is recognized monthly as service is provided and is included as subscriber revenue. Horizon PCS defers monthly service revenue billed in advance. Roaming revenue is recorded when Sprint PCS subscribers, other Sprint PCS affiliate subscribers and non-Sprint PCS subscribers roam onto Horizon PCS' network.

    Service revenues consist of PCS subscriber revenues and roaming revenues. PCS subscriber revenues consist primarily of monthly service fees and other charges billed to customers for Sprint PCS service in our territory under a variety of service plans. Roaming revenues consist of Sprint PCS and non-Sprint PCS roaming. We receive Sprint PCS roaming revenues at a per minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers based outside of our territory use our portion of the Sprint PCS network. Non-Sprint PCS roaming revenues include payments from wireless service providers, other than Sprint PCS, when those providers' subscribers roam on our network.

    We record 100% of PCS subscriber revenues from our customers, Sprint PCS roaming revenues from Sprint PCS subscribers based outside our markets and non-Sprint PCS roaming revenues. Sprint PCS retains 8% of all collected service revenue as a management fee. Collected service revenues include PCS subscriber revenues and non-Sprint PCS roaming revenues, but exclude Sprint PCS roaming revenues, roaming charges billed to our customers for roaming onto a Sprint PCS network and revenues from sales of equipment. We report the amounts retained by Sprint PCS as general and administrative expense.

     Horizon PCS' accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SAB No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense is deferred and will be recorded over the average life for those customers, currently estimated to be 30 months, that are assessed an activation fee. Prior to January 1, 2002, we estimated the average life of a customer to be 36 months. We reduced this estimate to 30 months in consideration of an increase in churn (defined below) resulting from the NDASL program discussed earlier.

    The landline telephone services operating segment consists of basic local and long-distance toll, network access services and other related telephone service revenue. Intra-LATA, (Local Access and Transport Area) (i.e., the area of southern Ohio, including Columbus originally covered by area code 614), basic local exchange and long-distance service revenue consists of flat rate services and measured services billed to customers utilizing Chillicothe Telephone's telephone network. Long distance intraLATA/interstate revenue consists of message services that terminate beyond the basic service area of the originating wire center. Network access revenue consists of revenue derived by our landline telephone services segment from the provision of exchange access services to an interexchange carrier or to an end user beyond the exchange carrier's network. Other related telephone service revenue includes directory advertising related to a telephone directory published annually.

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

OPERATING REVENUES

WIRELESS PERSONAL COMMUNICATIONS SERVICES

    The following table sets forth the revenue components of the wireless personal communications services segment for the three months ended June 30:

                                       2002          2001   $ change  % change
                                   ----------- ---------------------- --------
 (Dollars in thousands)
  PCS Subscriber revenues.......   $    37,008 $   15,492 $    21,516      139%
  PCS Roaming revenues..........        13,116      7,738       5,378       70%
  PCS equipment revenues........         1,598      1,499          99        7%

    A key metric in the wireless communications industry is Average Revenue Per Unit ("ARPU"). ARPU summarizes the average monthly service revenue per customer. ARPU is computed by dividing service revenue and roaming for the period by the average subscribers for the period.

    The following summarizes APPU for the three months ended June 30:

                                             2002                2001
                                      ------------------  -------------------
Service revenues*................     $               56  $               55
Roaming revenues.................                     19                  27
                                      ------------------  -------------------
   ARPU..........................     $               75  $               82
                                      ==================  ===================
-------
* Excludes impact of a non-recurring adjustment to Horizon PCS' access revenue.

     Another key metric is churn. Churn is the monthly rate of customer turnover that both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30-day returns, by the beginning customer base for the period. Churn for the three months ended June 30, 2002, was 3.2% compared to 2.1% for the three months ended June 30, 2001. This increase in churn is a result of an increase in the amount of sub-prime credit quality customers the Company added whose service was involuntarily discontinued during the period. For the three months ended June 30, 2002 and 2001, Horizon PCS subscribers increased by approximately 12,400 and 21,600 customers, respectively. Gross activations increased 31% and were offset by an increase in the churn of NDASL subscribers for an overall lower net customer additions for the three months ended June 30, 2002, over the three months ended June 30, 2001.

    The growth in PCS service revenues is the result of the growth in our customer base as well as an increase in travel and roaming revenue. Subscriber revenues increased approximately $21.5 million to approximately $37.0 million for the three months ended June 30, 2002. We managed approximately 235,100 customers at June 30, 2002, compared to approximately 106,300 at June 30, 2001. We believe our customer base has grown because we have launched additional markets and increased our sales force.

     Sprint PCS assesses access charges to long distance carriers on Horizon PCS' behalf for the termination of landline originated calls in our markets. Though regulations generally entitle a carrier that terminates a call on the behalf of another to be compensated for providing that service, these regulations were developed in a period where services of this nature were provided exclusively by local exchange carriers. Certain long distance carriers, including AT&T, have disputed Sprint PCS's assessment of these charges as well as the corresponding rate at which the charges were determined. In July 2002, the FCC ruled that AT&T was not required to pay these charges unless AT&T had agreed to do so in its contract with Sprint PCS and remanded the case to a U.S. District Court for further proceedings. Because the case is still pending we cannot predict, with certainty, the final outcome of this action. As a result, we recorded a reduction in revenue in the second quarter of 2002 of approximately $1.3 million representing previously billed and recognized access revenue. The Company plans to cease recognition of this type of revenue in future quarters, unless there is ultimately a favorable ruling by the courts or the FCC on this issue. Sprint PCS has asserted the right to recover these revenues from us. We will continue to assess the ability of Sprint PCS or other carriers to recover these charges. We are also continuing to review the availability of defenses we may have against Sprint PCS' claim to recover these revenues from us.

    Roaming revenues increased from approximately $7.7 million during the three months ended June 30, 2001, to approximately $13.1 million for the three months ended June 30, 2002, an increase of approximately $5.4 million. This increase resulted from launching additional markets over the past year, including markets covering major interstate highways.

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

    PCS equipment revenues consist of handsets and accessories sold to customers. Equipment revenues for the three months ended June 30, 2002 were approximately $1.6 million, compared to approximately $1.5 million for the three months ended June 30, 2001, an increase of approximately $100,000. The increase in equipment revenues is the result of our increase in the number of handsets sold, somewhat offset by a lower sales price per unit.

LANDLINE TELEPHONE SERVICES

    The following table sets forth the revenue components of the landline telephone services segment for the three months ended June 30:

                                                      2002         2001      $ change    % change
                                                ------------- ------------ ----------- ----------
(Dollars in thousands)
Basic local, long-distance and other landline   $     4,753   $    5,110   $     (357)       (7%)
Network access...............................         6,735        4,012         2,723        68%


    Long-distance service revenue decreased for the three months ended June 30, 2002, as the Company continues to see lower usage for long-distance service. We expect this trend to continue for the foreseeable future, as more customers use wireless devices where long distance is included for one monthly fee. The increase in network access is due to a recent ruling by the United States Court of Appeals that deals with a similar landline telecommunications company and its related carrier access rates. As a result of this ruling, the Company recognized an additional $2.1 million of revenue during the second quarter that had previously been set aside to settle future over earnings claims by other carriers.

OTHER REVENUES

    The following table sets forth the revenue components of the other revenues segment for the three months ended June 30:

                                                      2002         2001      $ change    % change
                                                ------------- ------------ ----------- ----------
(Dollars in thousands)
Internet access services.....................    $        819   $      827   $     (8)         (1%)
Equipment systems, information services, and
     other revenues..........................           1,243        1,078         165          15%

    Other revenues were impacted by increased VDSL revenue as we continue to build our customer base.

OPERATING EXPENSES

    Cost of goods sold. Cost of goods sold primarily includes the costs of handsets and accessories sold to customers. Cost of goods sold also includes, to a lesser extent, the cost of business system sales incurred by Chillicothe Telephone. Cost of goods sold for the three months ended June 30, 2002, was approximately $3.8 million, compared to $2.5 million for the three months ended June 30, 2001, an increase of approximately $1.3 million. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future. Additionally, we expect to incur additional expense as existing customers upgrade their handsets to newer models and to take advantage of new services that may be available with 3G including high-speed data applications.

    Cost of services. Cost of services for Chillicothe Telephone and Horizon Technology includes the support, switching, access and circuitry expenses utilized for maintaining telephone service. Cost of services also includes expenses related to the startup and installation of Chillicothe Telephone's VDSL service. Cost of services for Horizon PCS includes costs associated with operating its network including site rent, utilities, maintenance, engineering personnel and other expenses related to operations. Cost of services also includes interconnection expenses, customer care, Sprint charges and roaming fees. Horizon PCS pays Sprint PCS roaming fees when Horizon PCS' customers use Sprint PCS' network outside of our territory. Horizon PCS pays non-Sprint PCS roaming fees to other wireless service providers when our customers use their networks.

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

     Sprint provides back-office and other services to Horizon PCS. Recently, Sprint PCS has sought to increase service fees during the remainder of 2002 and beyond in connection with its development of 3G-related back-office systems and platforms. If Sprint PCS were to increase its fees significantly, these increased operating expenses would have an adverse effect on Horizon PCS' EBITDA and cash flow.

    Cost of services for the three months ended June 30, 2002, was approximately $45.0 million, compared to approximately $24.5 million for the three months ended June 30, 2001, an increase of approximately $20.5 million. Of the increase, approximately $20.2 million was related to Horizon PCS, while Chillicothe Telephone and Horizon Technology increased by approximately $300,000, which was related to the continued installation and programming expenses associated with our VDSL service.

    Horizon PCS' increase in cost of services reflects the increase in Sprint PCS roaming expense and long distance charges of approximately $6.2 million and the increase in costs incurred under our network services agreement with the Alliances of approximately $3.2 million, both as a result of our subscriber growth during 2001 and the first half of 2002. Additionally, at June 30, 2002, Horizon PCS' network covered approximately 7.4 million people versus 5.7 million residents at June 30, 2001. As a result, cost of service in 2002 was higher than 2001 due to the increase in network operations expense, including tower lease expense, circuit costs and payroll expense, of approximately $6.6 million. Growth in our customer base resulted in increased customer care, activations and billing expense of approximately $3.6 million and other variable expenses, including interconnection and national platform expenses, of approximately $600,000.

    Selling and marketing expenses. Selling and marketing expenses consist of costs associated with operating Horizon PCS' 40 retail stores, including marketing, advertising, payroll and sales commissions. Selling and marketing expense also includes salaries and commissions paid to our sales representatives and sales support personnel, commissions paid to national and local third party distribution channels and subsidies on handsets sold by third parties for which we do not record revenue, and expenses related to Chillicothe Telephone and Horizon Technology marketing and advertising programs.

    Selling and marketing expenses rose to approximately $11.7 million for the three months ended June 30, 2002 compared to $10.7 million for the same period in 2001, an increase of approximately $1.0 million. Horizon PCS' increase was approximately $900,000, while Chillicothe Telephone and Horizon Technology were essentially flat, increasing by approximately $100,000.

    Horizon PCS' increase reflects the increase in the costs of operating 40 retail stores in 2002 compared to 21 at the end of the second quarter of 2001. The costs include an increase in commissions paid to third parties of approximately $500,000, and increase in subsidies on handsets sold by third parties of approximately $300,000 and an increase in marketing and advertising in our sales territory of approximately $100,000. We expect selling and marketing expense to increase in the aggregate as we expand our coverage, launch additional stores and add customers.

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

    General and administrative expenses rose by approximately $2.9 million to approximately $13.9 million for the three months ended June 30, 2002, compared to the same period last year. Horizon PCS' increase was approximately $2.8 million which reflects an increase in the provision of doubtful accounts of approximately $2.5 million, an increase in the Sprint PCS management fee of approximately $1.6 million, as a result of higher subscriber revenues in 2002, offset by a decrease in other general expenses of approximately $1.3 million. During the second quarter of 2001, Horizon PCS recognized approximately $1.3 million of legal and consulting expenses related to the exploration of strategic business alternatives. Chillicothe Telephone and Horizon Technology's general and administrative expenses increased by approximately $100,000 primarily due to an increase in the provision for doubtful accounts.

    Non-cash compensation expense. For the three months ended June 30, 2002 and 2001, we recorded stock-based compensation expense of approximately $100,000 and $800,000, respectively. This compensation expense is the amortization of the value of stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these options is approximately $413,000 for the full year 2002, $389,000 in 2003, $193,000 in 2004 and $71,000 in 2005.

    Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $9.0 million to a total of approximately $15.2 million during the three months ended June 30, 2002. The increase reflects the continuing construction of our PCS network as well as capital additions for VDSL and other telephone services. During 2002, Horizon PCS launched switches in Tennessee and Pennsylvania and decommissioned some switching equipment in Chillicothe, Ohio. As a result, approximately $6.2 million of switching equipment is considered an impaired asset as defined by SFAS No. 144. Accordingly, depreciation expense for the three and six months ended June 30, 2002, included approximately $3.5 million of expense related to accelerated depreciation on the impaired assets.

    In addition, since our acquisition of Bright PCS was accounted for as a purchase transaction, amortization has increased as a result of amortizing the related intangible assets. Amortization expense of the intangible asset was approximately $400,000 during the three months ended June 30, 2002 and 2001. Related goodwill amortization was approximately $100,000 during the three months ended June 30, 2001. Goodwill amortization ceased as of December 31, 2001, with the adoption of SFAS No. 142. See "Recent Accounting Pronouncements" below.

    Amortization expense also includes amortization of an intangible asset recorded in September 2000, related to the new markets granted to us by Sprint PCS in September 2000. We agreed to grant warrants to purchase shares of Horizon PCS' common stock to Sprint PCS in exchange for the right to provide service in additional markets. The warrants will be issued to Sprint PCS at the earlier of an initial public offering of Horizon PCS' common stock or July 31, 2003. The intangible asset is being amortized over the remaining term of the Sprint PCS management agreement, resulting in approximately $800,000 of amortization expense per year. Amortization expense related to this intangible asset was approximately $200,000 for each of the three months ended June 30, 2002 and 2001.

    Interest expense, net. Interest expense for the three months ended June 30, 2002, was approximately $15.9 million, compared to approximately $7.0 million for the three months ended June 30, 2001. The increase in interest expense was a result of our additional debt outstanding during the three months ended June 30, 2002, compared to the same period in 2001.

    Interest expense on Chillicothe Telephone's line of credit and term loans was approximately $500,000 during the three months ended June 30 2002. As a result of a lower interest rate environment in 2002 compared to the second quarter of 2001, interest expense on Chillicothe Telephone's line of credit decreased approximately $37,000 for the three months ended June 30, 2002. Chillicothe Telephone's line of credit accrues interest on the outstanding balance at a variable rate tied to LIBOR (3.39% as of June 30, 2002 based on LIBOR plus 155-basis points) and is due and payable every thirty days. The outstanding balance on the line of credit at June 30, 2002, was $18.4 million compared to $15.3 million at June 30, 2001. At June 30, 2002, the balance on Chillicothe Telephone's term loans was $20.0 million including current maturities and the weighted average rate was 6.66%.

     Interest on Horizon PCS' outstanding balance of the secured credit facility accrues at LIBOR plus a specified margin. On June 29, 2001, Horizon PCS agreed to several changes in the secured credit facility including a 25-basis point increase in the margin on the base interest rate. At June 30, 2002, the interest rate on the $105.0 million term loan A borrowed under Horizon PCS' secured credit facility was 5.87%, while the interest rate on the $50.0 million term loan B was 6.09%. Interest expense on the secured credit facility was approximately $2.7 million and approximately $1.2 million during the three months ended June 30, 2002 and 2001, respectively.

    Horizon PCS accrues interest at a rate of 14.00% annually on the discount notes issued in September 2000 and will pay interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $122.8 million at June 30, 2002. Interest expense on the discount notes was approximately $6.8 million and $5.9 million during the three months ended June 30, 2002 and 2001, respectively.

    On June 15, 2002, Horizon PCS began making semi-annual interest payments on its senior notes issued in December 2001, at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $6.0 million during the three months ended June 30, 2002. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

    Interest expense also includes approximately $600,000 and $200,000 during the three months ended June 30, 2002 and 2001, respectively, of amortization from the deferred financing fees related to Horizon PCS' secured credit facility, its discount notes and its senior notes. Also contributing to the increase in interest expense during the three months ended June 30, 2002, was approximately $400,000 in commitment fees, Horizon PCS paid on the unused portion of its secured credit facility.

    Capitalized interest during the three months ended June 30, 2002 and 2001, was approximately $1.1 million and $1.6 million, respectively. We expect our interest expense to increase in the future as we borrow under Horizon PCS' secured credit facility to fund the PCS network build-out and operating losses.

     Subsidiary preferred stock dividends. Horizon PCS' convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually, commencing May 1, 2001. The dividends are paid with additional shares of convertible preferred stock. Through June 30, 2002, Horizon PCS has issued an additional 3,245,134 shares of convertible preferred stock in payment of stock dividends, including 1,060,201 shares that were issued on May 1, 2002.

    Interest income and other, net. Interest income and other for the three months ended June 30, 2002, was approximately $600,000 compared to approximately $1.4 million in 2001 and consisted primarily of interest income. This decrease was due primarily to a lower average balance of cash investments during the second quarter of 2002 as compared to the same period in 2001 and due to a lower short-term interest rate environment in 2002.

    Income tax expense. Income tax expense for the three months ended June 30, 2002, was approximately $1.0 million compared to approximately $300,000 in 2001. Before September 26, 2000, Horizon PCS was included in the consolidated Federal income tax return of Horizon Telcom. Horizon PCS provided for Federal income taxes on a pro-rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of Horizon PCS convertible preferred stock in September 2000, Horizon PCS is not able to participate in the tax sharing agreement with its parent nor is Horizon Telcom able to recognize any net operating loss benefits from Horizon PCS. We expect to continue to record income tax expense as a result of this tax deconsolidation. Horizon PCS is unable to recognize any tax benefits from its net operating losses until it generates taxable income. Thus, Horizon PCS filed a separate Federal income tax return for the short period after the deconsolidation through December 31, 2000 and will file a separate return for all subsequent periods.

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

    Other comprehensive income (loss). During the second quarter of 2002, the Company recorded an unrealized loss, net of associated tax, of $1,215,938 on its investment in marketable securities classified as available-for-sale. The equity security held is VeriSign, Inc., whose market value has declined significantly during the past year, and is reflective of the volatility in the general market for technology stocks over the past six to twelve months.

     During 2001, Horizon PCS entered into two two-year interest rate swaps, effectively fixing the $50.0 million of its term loan B borrowed under the secured credit facility. We do not expect the effect of these swaps to have a material impact to interest expense for the remainder of their lives. Horizon PCS recorded an unrealized loss of approximately $270,000 in other comprehensive income during the second quarter of 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

OPERATING REVENUES

WIRELESS PERSONAL COMMUNICATIONS SERVICES

    As of June 30, 2002, we provided personal communication service directly to approximately 235,100 customers. For the six months ended June 30, 2002 and 2001, Horizon PCS subscribers increased by approximately 41,000 and 39,900 customers, respectively. Gross activations increased 64% because we have launched additional markets and increased our sales force, but activations were partially offset by an increase in the churn of NDASL subscribers, for a slightly higher net number of customer additions for the six months ended June 30, 2002, over the six months ended June 30, 2001. Churn for the six months ended June 30, 2002, was 3.2% compared to 2.2% for the six months ended June 30, 2001.

    The following table sets forth the revenue components of the wireless personal communications services segment for the six months ended June 30:

                                                      2002         2001      $ change    % change
                                                ------------- ------------ ----------- ------------
(Dollars in thousands)
PCS Subscriber revenues......................   $      71,922 $     27,513 $    44,409         161%
PCS Roaming revenues.........................          23,935       13,852      10,083          73%
PCS equipment revenues.......................           3,973        2,575       1,398          54%


    The following summarizes ARPU for the six months ended June 30:

                                                        2002            2001
                                                 --------------     ------------
Service revenues*...........................     $           56     $         54
Roaming revenues............................                 19               27
                                                 --------------     ------------
   ARPU.....................................     $           75     $         81
                                                 ==============     ============


* Excludes impact of a non-recurring adjustment to Horizon PCS' access revenue.

    The growth in PCS service revenues is the result of the growth in our customer base as well as an increase in travel and roaming revenue. Subscriber revenues increased approximately $44.4 million for the six months ended June 30, 2002. We managed approximately 235,100 customers at June 30, 2002, compared to approximately 106,300 at June 30, 2001.

    Roaming revenues increased approximately $10.1 million to $23.9 million for the six months ended June 30, 2002 compared to the same period in 2001. This increase resulted from launching additional markets over the past year, including markets covering major interstate highways.

    On April 27, 2001, Sprint PCS and its affiliates announced an agreement on a new Sprint PCS roaming rate; the receivable and payable roaming rate decreased from $0.20 per minute to $0.15 per minute effective June 1, 2001, and decreased further to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate changed to $0.10 per minute on January 1, 2002. After 2002, the rate will be changed to "a fair and reasonable return" which has not yet been determined. This decrease in the rate will reduce our revenue and expense per minute, but we anticipate this rate reduction will be offset by volume increases from the continued build-out of our PCS network and subscriber growth, resulting in greater overall roaming revenue and expense in the future.

    Equipment revenues for the six months ended June 30, 2002, were approximately $4.0 million, compared to approximately $2.6 million for the six months ended June 30, 2001, an increase of $1.4 million. The increase in equipment revenues is the result of an increase in the number of handsets sold, somewhat offset by a lower price per unit.

LANDLINE TELEPHONE SERVICES

    The following table sets forth the revenue components of the landline telephone services segment for the six months ended June 30:

                                                      2002         2001      $ change    % change
                                                ------------- ------------ ----------- ----------
(Dollars in thousands)
Basic local, long-distance and other landline.  $     9,351   $    9,928   $      (577)        (6%)
Network access................................       11,331        9,040         2,291         25%


    Long-distance service revenue decreased for the six months ended June 30, 2002, as the Company continues to see lower usage for long-distance service. We expect this trend to continue for the foreseeable future, as more customers use wireless devices where long distance is included for one monthly fee. The increase in network access is due to a recent ruling by the United States Court of Appeals that deals with a similar landline telecommunications company and its related carrier access rates. As a result of this ruling, the Company recognized an additional $2.1 million of revenue during the second quarter that had previously been set aside to settle future over earnings claims by other carriers.

OTHER REVENUES

    The following table sets forth the revenue components of the other revenues segment for the six months ended June 30:

                                                      2002         2001      $ change    % change
                                                ------------- ------------ ----------- ------------
(Dollars in thousands)
Internet access services.....................    $      1,625   $    1,590 $        35           2%
Equipment systems, information services, and
     other revenues..........................           2,542        1,890         652          34%


    Other revenues were impacted by increased VDSL revenue as we continue to build our customer base.

OPERATING EXPENSES

    Cost of goods sold. Cost of goods sold for the six months ended June 30, 2002, was approximately $8.9 million, compared to approximately $4.9 million for the six months ended June 30, 2001, an increase of approximately $4.0 million. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

    Cost of services. Cost of services for the six months ended June 30, 2002, was approximately $84.5 million, compared to approximately $46.2 million for the six months ended June 30, 2001, an increase of approximately $38.3 million. Of the increase, approximately $37.9 million was related to Horizon PCS, while Chillicothe Telephone and Horizon Technology increased by approximately $400,000, which was related to the continued installation and programming expenses associated with our VDSL service.

    Horizon PCS' increase in cost of services reflects the increase in Sprint PCS roaming expense and long distance charges of approximately $11.7 million, the increase in network operations, including tower lease expense, circuit costs and payroll expense of approximately $11.5 million, increased customer care, activations and billing expense, of approximately $7.1 million, an increase in costs incurred under our network services agreement with the Alliances of approximately $6.0 million and other variable expenses, including interconnection and national platform expenses, of approximately $1.6 million.

    Selling and marketing expenses. Selling and marketing expenses rose to approximately $26.8 million for the six months ended June 30, 2002 compared to approximately  $18.1  million  for the same  period  in  2001,  an  increase  of approximately $8.7 million. Horizon PCS' increase was approximately $8.5 million, while Chillicothe Telephone and Horizon Technology were essentially flat, increasing by approximately $200,000.

    Horizon PCS' increase reflects the increase in the costs of operating 40 retail stores in 2002 compared to 21 at the end of the second quarter of 2001. The costs include marketing and advertising in our sales territory of approximately $4.8 million, the increase in subsidies on handsets sold by third parties of approximately $2.0 million and the increase in commissions paid to third parties of approximately $1.7 million. We expect selling and marketing expense to increase in the aggregate as we expand our coverage, launch additional stores and add customers.

    General and administrative expenses. General and administrative expenses rose by approximately $8.1 million to approximately $26.7 million for the six months ended June 30, 2002, compared to the same period last year. Horizon PCS' increase was approximately $7.3 million which reflects an increase in the provision of uncollectible accounts of approximately $5.3 million, primarily due to NDASL customers and an increase in the Sprint PCS management fee of approximately $3.3 million, as a result of higher subscriber revenues in 2002, offset by a decrease in other general expenses of approximately $1.3 million. During the second quarter of 2001, Horizon PCS recognized approximately $1.3 million of legal and consulting expenses related to the exploration of strategic business alternatives. Chillicothe Telephone and Horizon Technology's general and administrative expenses increased by approximately $800,000 primarily due to additional payroll and other general corporate expenses.

    Non-cash compensation expense. For the six months ended June 30, 2002 and 2001, we recorded stock-based compensation expense of approximately $200,000 and $900,000, respectively. This compensation expense is the amortization of the value of stock options granted in November 1999.

    Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $14.0 million to a total of $25.4 million in 2002. The increase reflects the continuing construction of our PCS network as well as capital additions for VDSL and other telephone services. During 2002, Horizon PCS launched switches in Tennessee and Pennsylvania and decommissioned some switching equipment in Chillicothe, Ohio. As a result, approximately $6.2 million of switching equipment is considered an impaired asset as defined by SFAS No. 144. Accordingly, depreciation expense for the three and six months ended June 30, 2002, included approximately $3.5 million of expense related to accelerated depreciation on the impaired assets.

    During 2002, Horizon PCS launched wireless switches in Tennessee and Pennsylvania and disconnected some switching equipment in Chillicothe, Ohio. As a result, approximately $6.2 million of switching equipment is considered an impaired asset as defined by SFAS No. 144. Accordingly, depreciation expense for the three and six months ended June 30, 2002, includes approximately $3.5 million of expense related to accelerated depreciation on the impaired assets.

    In addition, since our acquisition of Bright PCS was accounted for as a purchase transaction, amortization has increased as a result of amortizing the related intangible assets. Amortization expense of the intangible asset was approximately $900,000 during the six months ended June 30, 2002 and 2001. Related goodwill amortization was approximately $200,000 during the six months ended June 30, 2001. Goodwill amortization ceased as of December 31, 2001, with the adoption of SFAS No. 142. See "Recent Accounting Pronouncements" below.

    Amortization expense also includes amortization of an intangible asset recorded in September 2000, related to the new markets granted to us by Sprint PCS. We agreed to grant warrants to purchase shares of Horizon PCS' common stock to Sprint PCS in exchange for the right to provide service in additional markets. The warrants will be issued to Sprint PCS at the earlier of an initial public offering of Horizon PCS' common stock or July 31, 2003. The intangible asset is being amortized over the remaining term of the Sprint PCS management agreement, resulting in approximately $800,000 of amortization expense per year. Amortization expense related to this intangible asset was approximately $400,000 for each of the six months ended June 30, 2002 and 2001.

    Interest expense, net. Interest expense for the six months ended June 30, 2002, was approximately $29.1 million, compared to approximately $13.8 million for the six months ended June 30, 2001. The increase in interest expense was a result of our additional debt outstanding during the six months ended June 30, 2002, compared to the same period in 2001.

    Interest expense on Chillicothe Telephone's line of credit and term loans was approximately $1.0 million for the six months ended June 30 2002. As a result of a lower interest rate environment in 2002 compared to the first half of 2001, interest expense on Chillicothe Telephone's line of credit decreased approximately $200,000 for the six months ended June 30, 2002. Chillicothe

Telephone's line of credit accrues interest on the outstanding balance at a variable rate tied to LIBOR (3.39% as of June 30, 2002 based on LIBOR plus 155-basis points) and is due and payable every ninety days. The outstanding balance on the line of credit at June 30, 2002, was $18.4 million compared to $15.3 million at June 30, 2001. At June 30, 2002, the balance on Chillicothe Telephone's term loans was $20.0 million including current maturities and the weighted average rate was 6.66%.

     Interest on Horizon PCS' outstanding balance of the secured credit facility accrues at LIBOR plus a specified margin. On June 29, 2001, Horizon PCS agreed to several changes in the secured credit facility including a 25-basis point increase in the margin on the base interest rate. At June 30, 2002, the interest rate on the $105.0 million term loan A borrowed under the secured credit facility was 5.87%, while the interest rate on the $50.0 million term loan B was 6.09%. Interest expense on the secured credit facility was approximately $3.9 million and approximately $2.5 million for the six months ended June 30, 2002 and 2001, respectively.

    Horizon PCS accrues interest at a rate of 14.00% annually on the discount notes issued in September 2000 and will pay interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $122.8 million at June 30, 2002. Interest expense on the discount notes was approximately $13.2 million and $11.5 million during the six months ended June 30, 2002 and 2001, respectively.

    On June 15, 2002, Horizon PCS began making semi-annual interest payments on its senior notes issued in December 2001, at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $12.0 million during the six months ended June 30, 2002. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

    Interest expense also includes approximately $1.2 million and $400,000 during the six months ended June 30, 2002 and 2001, respectively, of amortization from the deferred financing fees related to Horizon PCS' secured credit facility, its discount notes and its senior notes. Also contributing to the increase in interest expense during the six months ended June 30, 2002, was approximately $1.0 million in commitment fees Horizon PCS paid on the unused portion of its secured credit facility.

    Capitalized interest during the six months ended June 30, 2002 and 2001, was approximately $3.2 million in each period. We expect our interest expense to increase in the future as we borrow under our secured credit facility to fund the PCS network build-out and operating losses.

     Subsidiary preferred stock dividends. Horizon PCS' convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually, commencing May 1, 2001. The dividends are paid with additional shares of convertible preferred stock. Through June 30, 2002, Horizon PCS had issued an additional 3,245,134 shares of convertible preferred stock in payment of stock dividends, including 1,060,201 shares that were issued on May 1, 2002.

    Interest income and other, net. Interest income and other for the six months ended June 30, 2002, was approximately $1.0 million compared to approximately $4.4 million in 2001 and consisted primarily of interest income. This decrease of $3.4 million was due primarily to a lower average balance of cash investments during the second quarter of 2002, as compared to the same period in 2001 and due to a lower short-term interest rate environment in 2002.

    Income tax expense. Income tax expense for the six months ended June 30, 2002, was approximately $1.2 million compared to approximately $1.0 million in 2001. Before September 26, 2000, Horizon PCS was included in the consolidated Federal income tax return of Horizon Telcom. Horizon PCS provided for Federal income taxes on a pro-rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of Horizon PCS convertible preferred stock in September 2000, Horizon PCS is not able to participate in the tax sharing agreement with its parent nor is Horizon Telcom able to recognize any net operating loss benefits from Horizon PCS. We expect to continue to record income tax expense as a result of this tax deconsolidation. Horizon PCS is unable to recognize any tax benefits from its net operating losses until it generates taxable income. Thus, Horizon PCS filed a separate Federal income tax return for the short period after the deconsolidation through December 31, 2000 and will file a separate return for all subsequent periods.

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

    Other comprehensive income (loss). During the first six months of 2002, the Company recorded an unrealized loss, net of associated tax, of $1.9 million on its investment in marketable securities classified as available-for-sale. The equity security held is VeriSign, Inc., whose market value has declined significantly during the past year, and is reflective of the volatility in the general market for technology stocks over the past six to twelve months.

    During 2001, Horizon PCS entered into two two-year interest rate swaps, effectively fixing the $50.0 million of its term loan B borrowed under the secured credit facility. We do not expect the effect of these swaps to have a material impact to interest expense for the remainder of their lives. Horizon PCS recovered approximately $100,000 of previously unrealized losses in other comprehensive income during the first half of 2002.

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

    For our debt outstanding at June 30,2002, the following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our financing based on our projected level of long-term indebtedness:


(Dollars in millions)                                      Years Ending December 31,
                                     -------------------------------------------------------------------
                                         2002          2003          2004          2005         2006       Thereafter
                                     ------------  ------------  ------------  -----------  ------------  -----------
Horizon PCS:
Secured credit facility,
  due 2008.......................    $    155.0    $    155.0    $    155.0    $    155.0   $    155.0    $    155.0
     Variable interest rate (1) .           5.94%         5.94%         5.94%         5.94%        5.94%        5.94%
     Principal payments..........    $      -      $      -      $      8.3    $     20.2   $     26.8    $     99.7
Discount notes, due 2010 (2).....    $    186.3    $    217.5    $    253.1    $    283.7   $    286.1    $    295.0
     Fixed interest rate.........          14.00%        14.00%        14.00%        14.00%       14.00%       14.00%
     Principal payments..........    $      -      $      -      $      -      $      -     $      -      $    295.0
Senior notes, due 2011...........    $    175.0    $    175.0    $    175.0    $    175.0   $    175.0    $    175.0
     Fixed interest rate.........          13.75%        13.75%        13.75%        13.75%       13.75%       13.75%
     Principal payments..........    $      -      $      -      $      -      $      -     $      -      $    175.0

Chillicothe Telephone:
1998 Senior notes, due 2018......    $     12.0    $     12.0    $     12.0    $     12.0   $     12.0    $     12.0
     Fixed interest rate.........           6.62%         6.62%         6.62%         6.62%        6.62%        6.62%
     Principal payments..........    $      -      $      -      $      -      $      -     $      -      $     12.0
1993 Senior notes, due 2005 (3)..    $      6.0    $      4.0    $      2.0    $      -     $      -      $      -
     Fixed interest rate.........           6.72%         6.72%         6.72%         -            -             -
     Principal payments..........    $      2.0    $      2.0    $      2.0    $      2.0   $      -      $      -


   (1) Interest rate on the secured credit facility equals the LIBOR plus a margin that varies from 400 to 450-basis points. At June 30, 2002, $50.0 million was effectively fixed at 8.53% through an interest rate swap discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk." The interest rate is assumed to equal 5.94% for all periods ($50.0 million at 6.09% and $105.0 million at 5.87%).
   (2) Face value of the discount notes is $295.0 million. End of year balances presented here are net of the discount and assume accretion of the discount as interest expense at an annual rate of 14.00%.
   (3) In August 2002, Chillicothe Telephone will issue $30,000,000 of 6.64%, 10 year Senior notes due in full July 1, 2012. The proceeds of the offering will be used to retire both the short term line of credit with Huntington National Bank ($18,400,000 at June 30, 2002) and the 1993 Senior Notes ($8,000,000 at June 30, 2002). The remaining funds will be used for general corporate purposes.

    At June 30, 2002, we had cash and cash equivalents of approximately $133.4 million including Horizon PCS deposit requirements discussed above and working capital of approximately $124.8 million. At December 31, 2001, we had cash and cash equivalents of approximately $127.2 million and working capital of approximately $104.5 million. The increase in cash and cash equivalents of approximately $6.2 million is attributable to the $105.0 million draw on Horizon PCS' secured credit facility offset by the funding of our net loss of approximately $44.2 million (this loss also includes certain non-cash charges) and funding our capital expenditures of approximately $54.6 million for the six months ended June 30, 2002.

    Net cash used in operating activities was approximately $35.0 million for the six months ended June 30, 2002. This reflects the continuing use of cash for our operations to build Horizon PCS' customer base, including but not limited to providing service in our markets and the costs of acquiring new customers.

    Net cash used in investing activities was approximately $59.6 million for the six months ended June 30, 2002, reflecting the continuing build-out of the Horizon PCS network as well as the deployment of capital necessary to offer VDSL service. At June 30, 2002, we operated approximately 757 cell sites in our PCS network (an additional 494 cell sites were operated by the Alliances in our territories). This represents an addition of approximately 153 sites during the six months ended June 30, 2002, and approximately 310 since June 30, 2001. In addition to the sites, we have increased the number of switching stations in our territory and have increased our number of retail stores from 38 at the end of 2001, to 40 at June 30, 2002. We will incur additional capital expenditures as we complete the build-out of our network, including the launch of additional PCS retail stores, completing additional cell sites and expanding capacity at our switches as needed. We are also upgrading our network to provide 3G (third generation) wireless service, which will increase voice capacity and allow for high-speed data transmission.

    During the second quarter of 2002, approximately $6.5 million of cash equivalents matured and were reinvested in short-term debt securities. All of the investments mature within one year of June 30, 2002.

    Net cash provided by financing activities for the six months ended June 30, 2002, was approximately $100.9 million consisting primarily of the March 2002 draw on Horizon PCS' term loan A required under the secured credit facility. We incurred $2.5 million of deferred financing fees related to the amendment of Horizon PCS' covenants under its secured credit facility.

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

    On June 27, 2002, Horizon PCS entered into a fourth amendment to its secured credit facility with its bank group. The amendment adjusts certain financial covenants and increases the margin on the base interest rate by 25-basis points to LIBOR plus 400 to 450-basis points, while also providing for the payment of fees to the banking group, an increase in post-default interest rates, a new financial covenant regarding minimum available cash, additional prepayment requirements, restrictions on Horizon PCS' borrowings under the remaining $95.0 million line of credit and deposit requirements on the $105.0 million borrowed under the secured credit facility in March 2002.

    The amendment and details on the requirements and restrictions were filed with the Company's Form 8-K on June 27, 2002. The following table details the minimum balance requirements placed on Horizon PCS' $105.0 million term loan A borrowed in March 2002 and classified as cash and cash equivalents on the accompanying condensed consolidated balance sheets:

                                                              Deposit balance
                                                                requirement
                                                              ------------------
At June 30, 2002.......................................       $    105,000,000
July 1, 2002, through August 15, 2002..................             88,000,000
August 16, 2002, through September 30, 2002............             71,000,000
October 1, 2002, through November 15, 2002.............             63,000,000
November 16, 2002, through December 31, 2002...........             55,000,000
January 1, 2003, through February 15, 2003.............             33,000,000
February 16, 2003, through March 31, 2003..............             11,000,000
April 1, 2003, through May 15, 2003....................              5,500,000

    On December 7, 2001, Horizon PCS received $175.0 million from the issuance of unsecured senior notes. Interest payments on the senior notes are made semi-annually at 13.75%. A portion of the offering proceeds was placed in an escrow account to fund the first four semi-annual interest payments and is classified as restricted cash. The first interest payment was made on June 15, 2002.

    At June 30, 2002, Horizon PCS had a $95.0 million line of credit committed under its secured credit facility. We believe the available borrowings under the secured credit facility will be adequate to fund the network build-out, anticipated operating losses and working capital requirements until Horizon PCS achieves positive EBITDA, which we now expect to occur in first quarter of 2004. We believe the increase in churn and subsequent write-offs of involuntary NDASL deactivations combined with a slow down in activation growth during the second quarter of 2002 has extended the time it will take to reach positive EBITDA. We do not believe the restrictions on our future borrowings and required cash deposits will result in material restrictions in our liquidity or our ability to meet future anticipated working capital requirements.

    Income from ongoing Horizon PCS operations and EBITDA are not measures of financial performance under generally accepted accounting principles and should not be considered alternatives to net income (loss) as measures of performance or to cash flows as a measure of liquidity.

    At June 30, 2002, Chillicothe Telephone had $11.6 million available to be borrowed under its $30.0 million line of credit.

    The Note Purchase Agreement for the 1993 Senior Notes of Chillicothe Telephone contains a covenant that restricts the amount of investments that Chillicothe Telephone may make in loans, stock or other securities of another company. For the quarter ended June 30, 2002, Chillicothe Telephone failed to comply with the covenant related to these restricted investments, which constitutes an event of default under the note purchase agreement. The Company has entered into a waiver agreement with the noteholders to remedy the non-compliance. The waiver was signed by both parties on August 8, 2002.

     In August 2002, Chillicothe Telephone will issue $30,000,000 of 6.64%, 10 year Senior notes due in full July 1, 2012. The proceeds of the offering will be used to retire both the short term line of credit with Huntington National Bank ($18,400,000 at June 30, 2002) and the 1993 Senior Notes ($8,000,000 at June 30,
2002). The remaining funds will be used for general corporate purposes.

     For the year ended December 31, 2002, we anticipate our annual funding needs will be approximately $165.0 million, of which approximately $70.0 million to $85.0 million will be used for capital expenditures; the remainder will be used to fund working capital and operating losses. The terms of their respective credit agreements prohibit or severely restrict the ability of Chillicothe Telephone and Horizon PCS to provide funds to their affiliates in the event the affiliate experiences a shortfall. The funds required to build out the network and to fund operating losses, working capital needs and other capital requirements may vary materially from our estimates and additional funds may be needed as a result of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks.

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

    If we are unable to obtain any necessary additional funding or if we incur further restrictions on the availability of our current funding and Horizon PCS is unable to complete its network build-out and upgrade, the result may be a termination of our Sprint PCS agreement; we will no longer be able to offer Sprint PCS products and services. In this event, Sprint PCS may purchase our operating assets or capital stock under terms defined in our agreements with Sprint PCS. Also, any delays in our build-out may result in penalties under our Sprint PCS agreement, as amended.

    Other factors that may impact liquidity are:

     O    we may not be able to sustain our growth or obtain sufficient  revenue
          to  achieve  and  sustain   positive  cash  flow  from  operations  or
          profitability;

     O we may experience a higher churn rate, which could result in lower revenue;

     O new customers may be of lower credit quality, which may require a higher provision for doubtful accounts;

     O    increased competition causing declines in ARPU;

     O our failure to comply with restrictive financial and operational covenants under the secured credit facility; and

     O our upgrade to 3G services, due to which we have incurred significant capital expenditures, may not be successful in the marketplace and may not result in incremental revenue.

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

     These statements were adopted by the Company on January 1, 2002. Goodwill amortization ceased as of December 31, 2001, and the Company is required to complete an impairment test of the remaining goodwill balance annually (more frequently if impairment indicators arise). As of June 30, 2002, Horizon PCS has goodwill of approximately $7,191,000, net of accumulated amortization, related to the acquisition of Bright PCS. See Note 9 of "Notes to Interim Condensed Consolidated Financial Statements" for additional financial information.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No.
142. The Company adopted SFAS No. 144 on January 1, 2002. See Note 3 of the accompanying "Notes to Interim Condensed Consolidated Financial Statements" for disclosure on the impact of adoption of this statement.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishments of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company will adopt SFAS No. 145 on July 1, 2002, and the adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Charges relating to the exit of an activity or disposal of long-lived assets will be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company has not yet determined the financial impact the adoption of this pronouncement will have on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not engage in commodity futures trading activities and do not enter into derivative financial instruments for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that would expose us to market risk. We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable-rate debt and interest rate swaps.

     In the normal course of business, our operations are exposed to interest rate risk. Our primary interest rate risk exposure relates to (i) Horizon PCS' variable-rate secured credit facility and Chillicothe Telephone's variable rate line of credit, (ii) our ability to refinance our fixed-rate discount and senior notes at maturity at market rates, and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants under our debt instruments.

     In the first quarter of 2001, we entered into a two-year interest rate swap, effectively fixing $25.0 million of the term loan borrowed under the secured credit facility. In the third quarter of 2001, we entered into another two-year interest rate swap effectively fixing another $25.0 million of the term loan borrowed under the secured credit facility. The following table compares the current market rates on the balances subject to the swap agreement:

          (Dollars in millions)                       At June 30, 2002
                                          --------------------------------------
                                           Balance     Market rate   Swap rate
                                           -------     -----------   ---------
          Swap 1...................          $25.0         6.09%       9.40%
          Swap 2...................          $25.0         6.09%       7.65%

    Since our swap interest rates are currently greater than the market interest rates on our underlying debt, our results from operations currently reflect a higher interest expense than had we not hedged our position. Since inception and through June 30, 2002, we have recognized approximately $200,000 in losses due to the ineffectiveness of these swaps in the consolidated statements of operations. At June 30, 2002, the Company recognized approximately $700,000 in other comprehensive losses on the balance sheet.

    While we cannot predict our ability to refinance existing debt, we continue to evaluate our interest rate risk on an ongoing basis. If we do not renew our swaps, or, if we do not hedge variable-rate incremental borrowings under our secured credit facility, we will increase our interest rate risk, which could have a material impact on our future earnings. As of June 30, 2002, approximately 84% of our long-term debt is fixed-rate or is variable-rate that has been swapped under fixed-rate hedges, thus reducing our exposure to interest rate risk. A 100-basis point increase in interest rates would increase our interest expense approximately $1.2 million.

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

    On June 27, 2002, Horizon PCS obtained a waiver of the non-compliance with the EBITDA covenant for the first quarter of 2002 and entered into an amendment of the secured credit facility. The amended facility primarily adjusts certain financial covenants and increases the margin on the base interest by 25-basis points, while also providing for the payment of fees to the banking group, an increase in post-default interest rates, a new financial covenant regarding minimum available cash, additional prepayment requirements, restrictions on Horizon PCS' borrowings under the remaining $95.0 million revolving credit facility and deposit requirements on the $105.0 million borrowed under the secured credit facility in March 2002.

    The Note Purchase Agreement for the 1993 Senior Notes of Chillicothe Telephone contains a covenant that restricts the amount of investments that Chillicothe Telephone may make in loans, stock or other securities of another company. For the quarter ended June 30, 2002, Chillicothe Telephone failed to comply with the covenant related to these restricted investments, which constitutes an event of default under the note purchase agreement. The Company has entered into a waiver agreement with the noteholders to remedy the non-compliance. The waiver was signed by both parties on August 8, 2002.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    On May 15, 2002, the Company held its Annual Meeting of Shareholders. The following matter was voted upon:

     1. The election of nine (9) directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and have qualified.

          The following table provides the number of votes cast for and withheld as to the election of directors.

           Name of Nominee                 Votes For           Votes Withheld
----------------------------------    ------------------   ---------------------
Robert McKell.....................                89,372                   1,180
Thomas McKell.....................                89,132                   1,420
Jack E. Thompson..................                89,367                   1,185
Joseph S. McKell..................                89,372                   1,180
David McKell......................                89,372                   1,180
Helen M. Sproat...................                89,372                   1,180
John E. Herrnstein................                89,372                   1,180
Joseph G. Kear....................                89,372                   1,180
Jerry B. Whited...................                89,372                   1,180

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

    RISK OF LOSS OF PROTECTED STATUS UNDER INTERCONNECTION RULES. Chillicothe Telephone takes the position that it does not have to comply with more burdensome requirements in the Telecommunications Act of 1996 (the "Telecom Act") governing the rights of competitors to interconnect to our traditional telephone companies' networks due to our status as a rural telephone company. If state regulators decide that it is in the public's interest to impose these interconnection requirements on us, more competitors could enter our traditional telephone markets than are currently expected and we could incur additional administrative and regulatory expenses as a result of such newly imposed interconnection requirements.

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

    Under our original Sprint PCS agreements, we were required to complete the build-out in several of our markets in Pennsylvania and New York by December 31, 2000. Sprint PCS and HPC agreed to an amendment of the build-out requirements, which extended the dates by which we were to launch coverage in several markets. The amended Sprint PCS agreement provides for monetary penalties to be paid by us if coverage is not launched by these extended contract dates. The amounts of the penalties depends on the market and length of delay in launch, and in some cases, whether the short fall relates to an initial launch in the market of completion of the remaining build out. The penalties must be paid in cash or, if both Horizon PCS and Sprint PCS agree, in shares of Horizon PCS stock.

    Under the amended Sprint PCS agreement, portions of the New York, Sunbury, Williamsport, Oil City, Dubois, Erie, Meadville, Sharon, Olean, Jamestown, Scranton, State College, Stroudsburg, Allentown and Pottsville markets were required to be completed and launched by October 31, 2001. Although we have launched service in portions of each of these markets, we have not completed all of the build-out requirements. We notified Sprint PCS in November 2001 that it is our position that the reasons for the delay constitute events of "force majeure" as described in the Sprint PCS agreements and that, consequently, no monetary penalties or other remedies would be applicable. The delay has been primarily caused due to delays in obtaining the required backhaul services from local exchange carriers and zoning and other approvals from governmental authorities. On January 30, 2002, Sprint PCS notified us that, as a result of these force majeure events, it does not consider our build-out delay to be a breach of the Sprint PCS agreement. Horizon PCS has agreed to use commercially reasonable efforts to complete the build-out by June 30, 2002 for most of these markets. Horizon PCS has not been able to complete some of the sites in some markets due to continuing force majeure issues.

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

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR LONG-TERM DEBT OBLIGATIONS.

    As of June 30, 2002, Horizon PCS' total debt outstanding was $625.0 million, comprised of $155.0 million borrowed under its secured credit facility, $175.0 million due under its senior notes issued in December 2001 and $295.0 million represented by its discount notes (which are reported on the balance sheet at June 30, 2002, net of a discount of approximately $122.8 million).

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

    We cannot be certain that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our secured credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

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

    Because Sprint PCS provides our back office systems such as billing, customer care and collections, our operations could be disrupted if Sprint PCS is unable to maintain and expand its back office services, or to efficiently outsource those services and systems through third-party vendors. The rapid expansion of Sprint PCS' business will continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint PCS' willingness to continue to offer these services to us and to provide these services at competitive costs. The Sprint PCS agreements provide that, upon nine months' prior written notice,
Sprint PCS may elect to terminate any of these services. If Sprint PCS terminates a service for which we have not developed a cost-effective alternative, our operating costs may increase beyond our expectations and restrict our ability to operate successfully.

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

IF WE DO NOT MEET ALL OF THE CONDITIONS UNDER HORIZON PCS' SECURED CREDIT FACILITY, WE MAY NOT BE ABLE TO DRAW DOWN ALL OF THE FUNDS UNDER THE FACILITY AND, AS A RESULT, WE MAY NOT BE ABLE TO COMPLETE THE BUILD-OUT OF OUR NETWORK, WHICH MAY RESULT IN THE TERMINATION OF THE SPRINT PCS AGREEMENTS.

    Our secured credit facility provides for aggregate borrowings of $250.0 million of which $155.0 million was borrowed as of June 30, 2002. Availability of future borrowings will be subject to customary credit conditions at each funding date, including the following:

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

    On June 27, 2002, Horizon PCS obtained a waiver of the non-compliance with the EBITDA covenant for the first quarter of 2002 and entered into an amendment of the secured credit facility. The amended facility primarily adjusts certain financial covenants and increases the margin on the base interest by 25-basis points, while also providing for the payment of fees to the banking group, an increase in post-default interest rates, a new financial covenant regarding minimum available cash, additional prepayment requirements, restrictions on Horizon PCS' borrowings under the remaining $95.0 million revolving credit facility and deposit requirements on the $105.0 million borrowed under the secured credit facility in March 2002.

    Although under its most recent forecast, Horizon PCS currently expects to remain in compliance with the covenants as amended, there can be no assurance that its financial results will not be lower than expected in future quarters, causing another non-compliance to occur, which could have a material adverse effect on Horizon PCS' financial condition and results of operations.

MATERIAL RESTRICTIONS IN OUR DEBT INSTRUMENTS MAY MAKE IT DIFFICULT TO OBTAIN ADDITIONAL FINANCING OR TAKE OTHER NECESSARY ACTIONS TO REACT TO CHANGES IN OUR BUSINESS.

    The indenture governing Horizon PCS' senior notes contains various covenants that limit our ability to engage in a variety of transactions. In addition, the indenture governing our discount notes and the secured credit agreement both impose additional material operating and financial restrictions on us. These restrictions, subject to ordinary course of business exceptions, limit our ability to engage in some transactions, including the following:

     O    designated types of mergers or consolidations;

     O    paying dividends or other distributions to our stockholders;

     O    making investments;

     O    selling assets;

     O    repurchasing our common stock;

     O    changing lines of business;

     O    borrowing additional money; and

     O    transactions with affiliates.

    In addition, Horizon PCS' secured credit facility requires us to maintain certain ratios, including:

     O    leverage ratios;

     O    an interest coverage ratio; and

     O    a fixed charges ratio,

    and to satisfy certain tests, including tests relating to:

     O    minimum covered population;

     O    minimum number of PCS subscribers in our territory;

     O    minimum total revenues; and

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

    We anticipate that market prices for two-way wireless voice services and products generally will continue to decline as a result of increased in competition. Consequently we may be forced to increase spending for advertising and promotions. Increased competition also may lead to continued increases in customer churn. These trends could cause further delays in our expected dates to achieve positive EBITDA.

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

BECAUSE SPRINT PCS HAS RECENTLY REQUIRED US TO UPGRADE OUR NETWORK TO PROVIDE "THIRD GENERATION" TECHNOLOGY, WE WILL FACE ADDITIONAL CAPITAL EXPENSES.

     The wireless industry is seeking to implement new "third generations," or "3G", technology. Sprint PCS has selected a version of 3G technology (1XRTT) for its own networks and required us to upgrade our network to provide those services. We currently estimate the network upgrade to 1XRTT will cost approximately $35 million, but actual costs could exceed this estimate. Sprint PCS launched the new 3G technology in August 2002. We participated in that launch along with other Sprint PCS affiliates. We still have additional expenditures pending to complete the full implementation of 3G in all of our markets. If other wireless carriers implement their 3G upgrades on a more rapid timetable, or on a more cost efficient basis, or on a more advanced technology basis, we will likely suffer competitive disadvantages in our markets. While there are potential advantages with 3G technology, such as increased network capacity and additional capabilities for wireless data applications, the technology has not been proven in the marketplace and has the risks inherent in other technological innovations.

     Sprint provides back-office and other services to Horizon PCS. Recently, Sprint PCS has sought to increase service fees during the remainder of 2002 and beyond in connection with its development of 3G-related back-office systems and platforms. If Sprint PCS were to increase its fees significantly, these increased operating expenses would have an adverse effect on Horizon PCS' EBITDA and cash flow.

UNAUTHORIZED USE OF OUR NETWORK AND OTHER TYPES OF FRAUD COULD DISRUPT OUR BUSINESS AND INCREASE OUR COSTS.

    We will likely incur costs associated with the unauthorized use of our network, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming. Although we believe we have a plan in place to implement appropriate controls to minimize the effect to us of fraudulent usage, their efforts may not be successful.

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

    Horizon Telcom beneficially owns approximately 54.7% of Horizon PCS' outstanding common stock on fully diluted basis as of June 30, 2002. In addition, the shares held by Horizon Telcom are class B shares, which have ten votes per share. The class A shares have only one vote per share. As a result, Horizon Telcom holds approximately 81.2% of the voting power on a fully diluted basis at June 30, 2002. Horizon Telcom will have the voting power to control the election of Horizon PCS' board of directors and it will be able to cause amendments to Horizon PCS' restated certificate of incorporation or Horizon PCS restated bylaws. Horizon Telcom also may be able to cause changes in Horizon PCS' business without seeking the approval of any other party. These changes may not be to the advantage of Horizon PCS or in the best interest of its other stockholders or the holders of its notes. For example, Horizon Telcom will have the power to prevent, delay or cause a change in control of Horizon PCS and could take other actions that might be favorable to Horizon Telcom, but not necessarily to other Horizon PCS stockholders. This may have the effect of delaying or preventing a change in control. In addition, Horizon Telcom is controlled by members of the McKell family, who collectively own approximately 60.6% of the voting interests of Horizon Telcom. Therefore, the McKell family, acting as a group, may be able to exercise indirect control over Horizon PCS.

HORIZON PCS MAY EXPERIENCE A HIGH RATE OF CUSTOMER TURNOVER, WHICH WOULD INCREASE ITS COSTS OF OPERATIONS AND REDUCE OUR REVENUE AND PROSPECTS FOR GROWTH.

    Horizon PCS' strategy to minimize customer turnover, commonly known as churn, may not be successful. As a result of customer turnover, we lose the revenue attributable to these customers and increase the costs of establishing and growing our customer base. The PCS industry has experienced a higher rate of customer turnover as compared to cellular industry averages. We have experienced an increase in churn during the first half of 2002, primarily caused by NDASL customers' inability to pay for services billed. Current and future strategies to reduce customer churn may not be successful. The rate of customer turnover is affected by the following factors, several of which are not within our ability to address:

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

    Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts. On an ongoing basis, we estimate the amount of customer receivables that we may not collect to reflect the expected loss on such accounts in the current period. However, our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

     O    adverse changes in our churn rate exceeding our estimates;

     O    adverse changes in the economy  generally  exceeding our expectations;
          or

     O unanticipated changes in Sprint PCS" products and services and credit policies.

    If our allowance for doubtful accounts is insufficient to cover losses on our receivables, our business, financial position or results of operations could be materially adversely affected.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)        Exhibits

   3.1*        Articles of Incorporation of Horizon Telcom, Inc.

   3.2*        Bylaws of Incorporation of Horizon Telcom, Inc.

   4.1*        Form of Stock Certificate

   10.3.3**+   Addendum V to Sprint PCS Management Agreement between Horizon PCS and Sprint PCS, Inc. as of June 1, 2001.

   10.21.1**   Amendment  No.  1 to PCS CDMA  Product  Supply  Contract  between
               Motorola, Inc. and Horizon Personal Communications, inc. dated as of September 22, 2000.

   10.27.1**   Letter  Agreement  dated April 11, 2002 between SBA Towers,  Inc.
               and Horizon Personal Communications, Inc.

   10.40.4 Waiver Agreement dated May 9, 2002, by and among Horizon Personal Communications, Inc. (the "Company"), Bright Personal Communications Services, LLC, an Ohio limited liability company ("Bright") (each of the Company and Bright, individually a "Borrower" and collectively, the "Borrowers"), Horizon PCS, Inc., a Delaware corporation (the "Parent"), those Subsidiaries of the Parent listed on the signature pages hereto (together with the Parent, individually a "Guarantor" and collectively the "Guarantors"; the Guarantors, together with the Borrowers, individually a "Credit Party" and collectively the "Credit Parties"), the lenders party hereto (the "Lenders"), First Union National Bank, as Administrative Agent (the "Administrative Agent"), Westdeutsche Landesbank Girozentrale, as Syndication

               Agent and Arranger (the "Syndication Agent"), and Fortis Capital Corp., as Documentation Agent (the "Documentation Agent") (incorporated by reference to Exhibit 10.40.3 of Form 10-Q of Horizon PCS, Inc. for quarter ending March 31, 2002, filed on May 15, 2002).

10.40.5 Second Waiver Agreement dated as of June 7, 2002, by and among Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain Subsidiaries of the Parent, the several banks and other financial institutions as may from time to time become parties to the Agreement, First Union National Bank, as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger and Fortis Capital Corp., as Documentation Agent. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 10, 2002).

10.40.6 Fourth Amendment to Credit Agreement and Waiver dated as of June 27, 2002, by and among Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain Subsidiaries of the Parent, the several banks and other financial institutions as may from time to time become parties to the Agreement, Wachovia Bank, National Association (successor to First Union National Bank), as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger and Fortis Capital Corp., as Documentation Agent (incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 27, 2002).

 10.47**       Employment  Agreement  between  Horizon  PCS,  Inc.,  and Alan G.
               Morse.

 10.48*** Waiver Agreement between The Chillicothe Telephone Company, American United Life Insurance Company and The State Life Insurance Company dated as of August 8, 2002.

 99.1***       Certification of Periodic Financial Reports.
___________________________

* Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form 10 (Reg. No. 0-32617)

** Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of Horizon PCS Inc. (File No. 333-51280)

***  Filed herewith.

+ Horizon PCS, Inc. requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(B)  Reports on Form 8-K

     1. On June 27, 2002, we filed a Current Report on Form 8-K with the SEC that provided information under "ITEM 5 - Other Event" disclosing that Horizon PCS reached an amendment agreement with its lending group to waive its non-compliance with covenant while the amended facility was being negotiated.

     2. On June 28, 2002, we filed a Current Report on Form 8-K with the SEC that provided information under "ITEM 4 - Change in Registrant's Certifying Accountant" disclosing that we had dismissed Arthur Andersen LLP, and engaged KPMG LLP, as our independent accountants.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HORIZON TELCOM, INC.
                                    (Registrant)

Date:  August 11, 2002              By: /s/ Thomas McKell
                                        ------------------------------------
                                            Thomas McKell
                                            Chief Executive Officer


Date:  August 11, 2002              By: /s/ Peter M. Holland
                                         -----------------------------------
                                             Peter M. Holland
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Chief Accounting Officer)








                                       56
1498940