Form 10-Q
period 2002-09-30
HORIZON TELCOM INC
filed 2002-11-13
CIK 1139218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 11, 2002, there were 90,552 shares of class A common stock outstanding and 271,926 shares of class B common stock outstanding.

                              HORIZON TELCOM, INC.
                                    FORM 10-Q
                              THIRD QUARTER REPORT

                                TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------
PART I           FINANCIAL INFORMATION

       Item 1.   Financial Statements........................................................3

       Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................................22

       Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................45

       Item 4.   Controls and Procedures....................................................46

PART II       OTHER INFORMATION

       Item 1.   Legal Proceedings..........................................................47

       Item 2.   Changes in Securities and Use of Proceeds..................................47

       Item 3.   Defaults Upon Senior Securities............................................47

       Item 4.   Submission of Matters to a Vote of Security Holders........................47

       Item 5.   Other Information..........................................................47

       Item 6.   Exhibits and Reports on Form 8-K...........................................61


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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON TELCOM, INC., AND SUBSIDIARIES

Consolidated Balance Sheets
As of September 30, 2002, and December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------


                                                                               September 30,       December 31,
                                                                                   2002                2001
                                                                            ------------------  ----------------
                                                                                (unaudited)
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents (includes $71,000,000 on deposit in
         accordance with covenant amendment in 2002).....................  $      117,010,782  $      127,154,227
     Restricted cash......................................................          24,062,500          24,597,222
     Investments, available-for-sale, at fair value.......................             469,650           3,537,720
     Accounts receivable - subscriber, less allowance for doubtful accounts of approximately $2,760,000 in 2002 and $2,662,000 in
         2001.............................................................          23,134,809          15,275,708
     Accounts receivable - interexchange carriers, access charge pools and other, less allowance for doubtful accounts of approximately
         $422,000 in 2002 and $477,000 in 2001............................           3,948,192           5,691,105
     Inventories..........................................................           5,064,247           6,512,026
     Prepaid expenses and other...........................................           2,971,031           2,403,904
                                                                            ------------------  ------------------
              Total current assets........................................         176,661,211         185,171,912
                                                                            ------------------  ------------------

OTHER ASSETS:
     Intangibles, net.....................................................          40,996,035          42,840,534
     Goodwill.............................................................           7,191,180           7,191,180
     Restricted cash......................................................          12,032,009          24,062,500
     Debt issuance costs, net.............................................          21,401,335          20,584,960
     Deferred personal communications services ("PCS") activation expense            5,485,129           3,808,618
     Prepaid pension costs and other......................................           4,804,849           4,976,942
                                                                            ------------------  ------------------
              Total other assets..........................................          91,910,537         103,464,734
                                                                            ------------------  ------------------

PROPERTY, PLANT AND EQUIPMENT, NET........................................         319,975,041         289,277,220
                                                                            ------------------  ------------------
                    Total assets..........................................  $      588,546,789  $      577,913,866
                                                                            ==================  ==================


(Continued on next page)


HORIZON TELCOM, INC., AND SUBSIDIARIES

As of September 30, 2002, and December 31, 2001
--------------------------------------------------------------------------------

                                                                              September 30,          December 31,
                                                                                  2002                   2001
                                                                          -------------------   -------------------
                                                                               (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
     Line of credit.....................................................    $              --   $       19,167,338
     Current maturities of long-term debt...............................            2,000,000            2,000,000
     Accounts payable...................................................           20,683,151           28,773,270
     Payable to Sprint..................................................           14,865,582           10,244,529
     Deferred PCS revenue...............................................            4,926,404            3,712,734
     Accrued taxes......................................................            4,434,489            4,886,100
     Accrued interest, payroll and other accrued liabilities............           14,711,558           11,997,165
                                                                          -------------------   ------------------
              Total current liabilities.................................           61,621,184           80,781,136
                                                                          -------------------   ------------------

LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt, net of discount....................................          551,008,999          402,055,643
     Deferred federal income taxes, net.................................            3,589,013            4,632,157
     Postretirement benefit obligation..................................            6,045,912            5,490,015
     Deferred PCS activation revenue....................................            5,485,129            3,808,618
     Other long-term liabilities........................................           12,007,626           12,273,617
                                                                          -------------------   ------------------
              Total long-term debt and other liabilities................          578,136,679          428,260,050
                                                                          -------------------   ------------------
                  Total liabilities.....................................          639,757,863          509,041,186
                                                                          -------------------   ------------------

CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY...............................          154,067,678          145,349,043

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - class A, no par value, 200,000 shares authorized,
        99,726 shares issued and 90,552 shares outstanding, stated at
        $4.25 per share.................................................              423,836              423,836
     Common stock - class B, no par value, 500,000 shares authorized,
        299,450 shares issued and 271,926 outstanding, stated at $4.25
        per share.......................................................            1,272,662            1,272,029
     Treasury stock - 36,698 shares at cost.............................           (5,504,700)          (5,504,700)
     Accumulated other comprehensive income (loss), net.................             (552,154)           1,332,044
     Additional paid-in capital.........................................           72,197,212           72,188,904
     Deferred stock option compensation.................................             (769,943)          (1,079,610)
     Retained deficit...................................................         (272,345,665)        (145,108,866)
                                                                          -------------------   ------------------
              Total stockholders' equity (deficit)......................         (205,278,752)         (76,476,363)
                                                                          -------------------   ------------------
                  Total liabilities and stockholders' equity (deficit)..    $     588,546,789   $      577,913,866
                                                                            =================   ==================


                        The accompanying notes are an integral part of these consolidated financial statements.


HORIZON TELCOM, INC., AND SUBSIDIARIES

Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                         For the Three Months Ended           For the Nine Months Ended
                                                                 September 30,                       September 30,
                                                      ---------------------------------   ---------------------------------
                                                            2002              2001              2002              2001
                                                      ----------------  ---------------   ----------------  ---------------
OPERATING REVENUES:
     PCS subscriber and roaming.....................  $     54,212,134  $    33,149,798   $    150,069,815  $    74,515,536
     PCS equipment..................................         1,787,076        2,020,282          5,760,004        4,595,019
     Basic local and long-distance service..........         4,737,885        4,736,206         14,089,158       14,664,018
     Network access.................................         5,217,569        5,449,395         16,548,336       14,489,849
     Equipment systems sales, information services,
         Internet access and other..................         2,235,065        2,007,956          6,402,148        5,487,611
                                                      ----------------  ---------------   ----------------  ---------------
           Total operating revenues.................        68,189,729       47,363,637        192,869,461      113,752,033
                                                      ----------------  ---------------   ----------------  ---------------

OPERATING EXPENSES:
     Cost of goods sold ............................         4,138,059        4,306,689         13,066,769        9,168,124
     Cost of services (exclusive of items shown
         separately below)..........................        47,968,070       32,690,677        132,454,286       78,899,383
     Selling and marketing..........................        13,429,825       13,025,403         40,192,224       31,145,073
     General and administrative (exclusive of items
         shown separately below)....................        14,878,317       11,175,404         41,578,153       29,765,174
     Non-cash compensation..........................           120,031          101,868            309,667        1,047,312
     Depreciation and amortization..................        11,583,788        7,244,585         36,934,783       18,618,708
                                                      ----------------  ---------------   ----------------  ---------------
           Total operating expenses.................        92,118,090       68,544,626        264,535,882      168,643,774
                                                      ----------------  ---------------   ----------------  ---------------

OPERATING LOSS......................................       (23,928,361)     (21,180,989)       (71,666,421)     (54,891,741)
                                                      ----------------  ---------------   ----------------  ---------------

NONOPERATING INCOME (EXPENSE):
     Interest expense, net..........................       (17,023,096)      (6,534,196)       (46,151,847)     (20,335,066)
     Subsidiary preferred stock dividends...........        (3,005,897)      (2,816,052)        (8,718,663)      (8,169,630)
     Interest income and other, net.................           718,937          518,944          2,405,629        4,949,482
     Gain (Loss) on sale of property and equipment..             9,961               --           (631,042)              --
                                                      ----------------  ---------------   ----------------  ---------------
              Total nonoperating expense............       (19,300,095)      (8,831,304)       (53,095,923)     (23,555,214)
                                                      ----------------  ---------------   ----------------  ---------------

LOSS BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST       (43,228,456)     (30,012,293)      (124,762,344)     (78,446,955)

INCOME TAX (EXPENSE) BENEFIT........................            64,722         (458,383)        (1,115,349)      (1,482,351)

MINORITY INTEREST IN LOSS...........................                --               --                 --          983,883
                                                      ----------------  ---------------   ----------------  ---------------

NET LOSS............................................  $    (43,163,734) $   (30,470,676)  $   (125,877,693) $   (78,945,423)
                                                      ================  ===============   ================  ===============

Basic and diluted net loss per share................  $       (119.08)  $        (84.10)  $       (347.33)  $       (219.35)
                                                      ===============   ===============   ===============   ===============
Basic and diluted weighted-average common shares
   outstanding .....................................           362,478          362,320            362,413          359,904
                                                      ================  ===============   ================  ===============


                       The accompanying notes are an integral part of these consolidated financial statements.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                        For the Three Months Ended            For the Nine Months Ended
                                                               September 30,                          September 30,
                                                     --------------------------------      -------------------------------
                                                         2002               2001               2002              2001
                                                     -------------      -------------      -------------     -------------

NET LOSS.........................................    $ (43,163,734)     $ (30,470,676)     $(125,877,693)    $ (78,945,423)
                                                     ==============     ==============     ==============    ==============

OTHER COMPREHENSIVE INCOME (LOSS)................
    Net unrealized gain (loss) on hedging
       activities................................           20,686           (326,108)           140,728          (679,181)
    Net unrealized loss on securities
        available-for-sale net of taxes of $67,667
        and $1,043,144 for the three and nine
        months ended September 30, 2002,
        respectively.............................         (131,353)                --          (2,024,926)              --
                                                     --------------     --------------     ---------------   --------------

COMPREHENSIVE INCOME (LOSS)......................    $ (43,274,401)     $ (30,796,784)     $(127,761,891)    $ (79,624,604)
                                                     =============      =============      =============     ==============


                       The accompanying notes are an integral part of these consolidated financial statements.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001 (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     For the Nine Months Ended
                                                                                            September 30,
                                                                               ---------------------------------------
                                                                                      2002                 2001
                                                                               -----------------    ------------------

NET CASH USED IN OPERATING ACTIVITIES........................................        (51,254,563)         (55,397,622)
                                                                               -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures....................................................        (66,084,898)        (101,502,116)
     Proceeds from sale of property, plant and equipment.....................          1,563,970                   --
     Proceeds from redemption of RTFC certificates...........................                 --            2,895,647
                                                                               -----------------    ------------------
        Net cash used in investing activities................................        (64,520,928)         (98,606,469)
                                                                               -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on long-term debt............................................        135,000,000            5,650,000
     Repayments on long-term debt............................................        (25,167,337)                  --
     Dividends paid..........................................................         (1,359,106)          (1,314,177)
     Deferred financing fees.................................................         (2,841,511)          (1,177,673)
     Treasury stock received as dividend.....................................                 --               (4,311)
                                                                                ----------------    -----------------
        Net cash provided by financing activities............................        105,632,046            3,153,839
                                                                               -----------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................        (10,143,445)        (150,850,252)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................        127,154,227          192,011,997
                                                                               -----------------    -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................  $     117,010,782    $      41,161,745
                                                                               =================    =================


HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - GENERAL

     The results of operations for the periods shown are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001, which includes information and disclosures not presented herein.

NOTE 2 - ORGANIZATION AND BUSINESS OPERATIONS

     The Company is a facilities-based telecommunications carrier that provides a variety of voice and data services to commercial, residential/small business and local market segments. The Company provides wireless personal communications service to a twelve-state region in the Midwest, including portions of Ohio, Indiana, Pennsylvania, Virginia and West Virginia, as a PCS affiliate of Sprint Corporation ("Sprint") through its majority-owned subsidiary, Horizon PCS, Inc. The Company also provides landline telephone service, very-high-data-rate digital subscriber line ("VDSL") television service and sells equipment to business and residential customers to the southern Ohio region, principally in and surrounding Chillicothe, Ohio, through its wholly-owned subsidiary, the Chillicothe Telephone Company ("Chillicothe Telephone"). Through its
wholly-owned subsidiary, Horizon Technology, Inc., formerly known as United Communications, Inc. ("Horizon Technology"), the Company offers dial-up and broadband Internet access services, network services and resells long distance services. The Company also owns 100% of Horizon Services, Inc. ("Horizon Services"), which provides administrative services to other subsidiaries. Administrative services provided by Horizon Services generally include such functions as insurance, billing and, accounting services, computer access and other information technology services and human resources services.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Note 1 in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, describes the Company's significant accounting policies in greater detail than the disclosures presented herein.

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements reflect the operations of Horizon Telcom and its subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange
Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. All material intercompany transactions and balances have been eliminated in consolidation.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. See "Critical Accounting Policies" under "Item 2. Management's Discussion and Analysis of Financial Results and Operations" of this Form 10-Q for further information regarding estimates.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR RATE REGULATION

     Chillicothe Telephone is subject to rate-regulation. Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Rate Regulation" provides that rate-regulated public utilities account for revenues and expenses and report assets and liabilities consistent with the economic effect of the way in which the regulators establish rates. As of September 30, 2002, the Company has recorded regulatory assets and liabilities of approximately $130,000 and $930,000, respectively. As of December 31, 2001, regulatory assets and liabilities were approximately $331,000 and $481,000, respectively.

MINORITY INTEREST

     As part of the acquisition of Bright PCS, the former members of Bright PCS have approximately an 8% ownership in Horizon PCS. The Company accounts for this ownership by recording the portion of net income (loss) attributable to the minority shareholders as minority interest in earnings (loss) in the accompanying condensed consolidated statements of operations. The minority interest's share in the Company's losses during 2001 reduced the minority interest's accounting basis to zero. There will be no further allocations to minority interest until such time as Horizon PCS becomes profitable and any unallocated losses to minority interest are offset with income in future periods.

RESTRICTED CASH

     In connection with Horizon PCS' December 2001 offering of $175,000,000 of senior notes, the first four semi-annual interest payments due under the terms of the notes were placed in escrow. Amounts to be paid toward interest payments due within twelve months of the balance sheet date have been classified as short-term. The first interest payment on Horizon PCS' senior notes was made in June 2002.

INVESTMENTS

     The classification of investments in debt and equity securities is determined by management at the date individual investments are acquired. The classification of those securities and the related accounting policies are as follows:

     Available-for-sale securities are debt and equity securities which the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including changes in market conditions, liquidity needs and similar criteria. Available-for-sale securities are carried at fair value as determined by quoted market prices with unrealized gains and losses reported in other comprehensive income.

     Trading securities are debt and equity securities which the Company intends to purchase and sell frequently and has the intent to sell in the near future. Trading securities are carried at fair value with unrealized holding gains and losses reported in the statement of operations.

     Other investments in which the Company does not have a significant ownership and for which there is no ready market are carried at cost. Information regarding these and all other investments is reviewed periodically for evidence of impairment and "other than temporary" declines in value.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

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

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities." These statements require an entity recognize all derivative and hedging activities as an asset or liability measured at fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. The Company uses interest rate swaps, designated as cash flow hedges, to manage interest rate risk. The net amount paid or received on interest rate swaps is recognized as an adjustment to interest expense. Outstanding temporary gains and losses are netted together and shown as either a component of other assets or other long-term liabilities.

REVENUE RECOGNITION

     Horizon PCS sells handsets and accessories which are recorded at the time of the sale as equipment revenue. After the handset has been purchased, the subscriber purchases a service package, which is recognized monthly as service is provided and is included as subscriber revenue. The Company defers monthly service revenue billed in advance. Roaming revenue is recorded when Sprint PCS subscribers, not based in the Company's network area, and non-Sprint PCS subscribers roam onto Horizon PCS' network. The roaming rate with Sprint PCS is determined between the Company and Sprint, while the roaming rate charged to other wireless carriers is negotiated by Sprint on the Company's behalf.

     Horizon PCS accounts for the recognition of activation fee revenue in accordance with the current interpretations of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct activation-related expense are deferred and will be recorded over the average life for those customers assessed an activation fee, currently 30 months, as subscriber revenue and selling and marketing, respectively.

     Horizon PCS records 100% of PCS subscriber revenues from its customers, roaming revenues from Sprint PCS subscribers based outside its markets and non-Sprint PCS roaming revenues. Sprint retains 8% of all collected service revenue as a management fee. Collected service revenues include PCS subscriber revenues and non-Sprint PCS roaming revenues, but exclude Sprint PCS roaming revenues, roaming charges billed to Horizon PCS customers for roaming onto a non-Sprint PCS network and revenues from sales of equipment. Horizon PCS reports the amounts retained by Sprint as general and administrative expense.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


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

     Other revenues include Internet access services, equipment systems sales and information services. Internet access revenues are monthly service fees and other charges billed to customers of Horizon Technology's bright.net dial-up Internet service. Equipment systems sales and information services revenues consist of sales made by Chillicothe Telephone to various businesses or other residential customers for equipment used on the telephone system.

     Chillicothe  Telephone  is  an  independent  local  exchange  carrier  that provides local telephone service within ten local exchanges. Chillicothe Telephone follows an access charge system as ordered by the Federal Communications Commission ("FCC") and the Public Utilities Commission of Ohio ("PUCO") in 1984. The access charge methodology provides a means whereby local exchange carriers, including Chillicothe Telephone, provide their customers access to the facilities of the long-distance carriers and charge long-distance carriers for interconnection to local facilities.

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

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------



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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company will adopt SFAS 146 on January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishments of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on July 1, 2002, and it has not had a material effect on the Company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described under SFAS No. 142. The Company adopted SFAS No. 144 on January 1, 2002. See Note 6 for discussion on the impact of the adoption of this statement.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. As result of the adoption, goodwill amortization ceased as of December 31, 2001, and the Company is required to complete an impairment test of its remaining goodwill balance annually (or more frequently if impairment indicators arise). As of September 30, 2002, Horizon PCS has goodwill of approximately $7,191,000, related to the acquisition of Bright PCS. See Note 9 herein for additional information.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 2002 presentation. Management believes the reclassifications are immaterial to previously reported financial statements.

NOTE 4 - SEGMENT INFORMATION

     The Company is organized around the differences in products and services it offers. Under this organizational structure, the Company operates in two reportable business segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These segments are wireless personal communications services and landline telephone services. The wireless personal communications services segment includes three major revenue streams:
PCS subscriber revenues, PCS roaming revenues and PCS equipment sales. The landline telephone services segment includes four major revenue streams: basic local service, long-distance service, network access and other related telephone service.

     Other business activities of the Company include Internet access services, equipment systems sales, and other miscellaneous revenues, which do not meet the definition of a reportable segment under SFAS No. 131. Amounts related to these business activities are included below under the heading "All other." Unallocated administrative expenses represent general and administrative expenses incurred at a corporate level. All other assets represent common assets not identified to an operating segment.

     The Company evaluates the performance of the segments based on operating earnings before the allocation of administrative expenses. Information about interest income and expense and income taxes is not provided on a segment level. The accounting policies of the segments are the same as described in the summary of significant accounting policies.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - SEGMENT INFORMATION (CONTINUED)

     The following table includes net revenues, intercompany revenues, operating earnings (loss), depreciation and amortization expense and capital expenditures for the three and nine months ended September 30, 2002 and 2001, and assets as of September 30, 2002, and December 31, 2001, for each segment and reconciling items necessary to total to amounts reported in the condensed consolidated financial statements:

                                                                                 Net Revenues
                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                          September 30,
                                                 -----------------------------------     -----------------------------------
                                                      2002                2001                2002                2001
                                                 ---------------     ---------------     --------------      ---------------
Wireless personal communications services...      $  55,999,210       $  35,170,080       $ 155,829,819       $  79,110,555
Landline telephone services.................          9,955,454          10,185,601          30,637,494          29,153,867
All other...................................          2,235,065           2,007,956           6,402,148           5,487,611
                                                 ---------------     ---------------     ---------------     ---------------
    Total net revenues......................      $  68,189,729       $  47,363,637       $ 192,869,461       $ 113,752,033
                                                 ===============     ===============     ===============     ===============


                                                                             Intercompany Revenues
                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                          September 30,
                                                 -----------------------------------     -----------------------------------
                                                      2002                2001                2002                2001
                                                 ---------------     ---------------     ---------------    ----------------
Wireless personal communications services...      $      61,770       $      34,024       $     254,862       $     118,616
Landline telephone services.................            280,886             222,560           1,086,141             669,471
All other...................................             99,738             151,816             318,477             204,308
                                                 ------------------  ---------------     ---------------    ----------------
    Total intercompany revenues.............      $     442,394       $     408,400       $   1,659,480       $     992,395
                                                 ==================  ===============     ===============    ================


                                                                           Operating Earnings (Loss)
                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                          September 30,
                                                 -----------------------------------     -----------------------------------
                                                      2002                2001                2002                2001
                                                 ---------------     ---------------     --------------      ---------------
Wireless personal communications services...      $ (23,701,465)      $ (21,518,608)      $ (72,803,783)      $ (55,789,754)
Landline telephone services.................          3,450,326           4,459,350          12,415,167          12,219,811
All other...................................         (1,024,235)           (999,155)         (2,808,180)         (2,060,806)
Unallocated administrative expense..........         (2,652,987)         (3,122,576)         (8,469,625)        (9,260,992)
                                                 ------------------  ---------------     ---------------     ---------------
    Total operating loss....................      $ (23,928,361)      $ (21,180,989)      $ (71,666,421)      $ (54,891,741)
                                                 ==================  ===============     ===============     ===============


                                                                     Depreciation and Amortization Expense
                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                          September 30,
                                                 -----------------------------------     -----------------------------------
                                                      2002                2001                2002                2001
                                                 ---------------     ---------------     --------------      ---------------
Wireless personal communications services...      $   9,302,721       $   5,158,646       $  30,232,128       $  12,980,232
Landline telephone services.................          1,711,465           1,589,397           5,114,793           4,628,805
All other...................................            569,602             496,542           1,587,862           1,009,671
                                                 ------------------  ---------------     --------------      ---------------
    Total depreciation and amortization.....      $  11,583,788       $   7,244,585       $  36,934,783       $  18,618,708
                                                 ==================  ===============     ==============      ===============


HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 4 - SEGMENT INFORMATION (CONTINUED)

                                                                             Capital Expenditures
                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                          September 30,
                                                 -----------------------------------     -----------------------------------
                                                      2002                2001                2002                2001
                                                 ---------------     ---------------     --------------      ---------------
Wireless personal communications services..      $    8,507,660      $   24,331,396      $   57,620,672      $   90,350,650
Landline telephone services.................          2,014,624           3,005,081           5,868,406           6,508,718
All other...................................            928,340           1,014,080           2,595,820           4,642,748
                                                 ---------------     ---------------     --------------      ---------------
    Total capital expenditures..............     $   11,450,624      $   28,350,557      $   66,084,898      $  101,502,116
                                                 ===============     ===============     ==============      ==============



                                                                                   Assets
                                                                   ------------------------------------
                                                                     September 30,      December 31,
                                                                          2002                2001
                                                                   ----------------     ---------------
Wireless personal communications services................           $   490,572,467     $   480,754,022
Landline telephone services..............................                92,163,661          90,951,437
All other................................................                 5,810,661           6,208,407
                                                                   ----------------     ---------------
    Total assets.........................................           $   588,546,789     $   577,913,866
                                                                   ================     ===============

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - SEGMENT INFORMATION (CONTINUED)

     Net operating revenues by product and service for each segment were as follows:

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                       September 30,
                                                  ------------------------------      -------------------------------
                                                      2002              2001              2002              2001
                                                  -------------     ------------      ------------      -------------
Wireless personal communications services:
PCS subscriber revenues......................     $  39,219,056     $ 21,356,842      $111,141,497      $  48,870,231
PCS roaming revenues.........................        14,993,078       11,792,956        38,928,318         25,645,305
PCS equipment sales..........................         1,787,076        2,020,282         5,760,004          4,595,019
                                                  -------------     ------------      ------------      -------------
  Total wireless personal communication services
                                                     55,999,210       35,170,080       155,829,819         79,110,555
                                                  -------------     ------------      ------------      -------------

Landline telephone services:
Basic local service..........................         3,641,695        3,618,523        10,905,384         10,857,809
Long-distance service........................           300,115          297,906           878,529          1,147,635
Network access...............................         5,217,569        5,449,395        16,548,336         14,489,849
Other related telephone service..............           796,075          819,777         2,305,245          2,658,574
                                                  -------------     ------------      ------------      -------------
  Total landline telephone services..........         9,955,454       10,185,601        30,637,494         29,153,867
                                                  -------------     ------------      ------------      -------------

Other:
Internet access services.....................           760,057          800,356         2,385,462          2,390,087
Equipment system sales.......................           315,667          372,911           936,620          1,081,657
Other miscellaneous revenues.................         1,159,341          834,689         3,080,066          2,015,867
                                                  -------------     ------------      ------------      -------------
  Total other................................         2,235,065        2,007,956         6,402,148          5,487,611
                                                  -------------     ------------      ------------      -------------
      Total operating revenues...............     $  68,189,729     $ 47,363,637      $192,869,461      $ 113,752,033
                                                  =============     ============      ============      =============


NOTE 5 - INVESTMENTS

     The following summarizes unrealized gains and losses on investments at September 30, 2002, and December 31, 2001:

           2002:
                                                       Unrealized   Unrealized      Fair
                                             Cost         Gain         Loss         Value
                                        -----------  ------------ ------------ ------------
Equity securities available-for-sale    $   250,000  $    219,650 $         -- $    469,650
                                        ===========  ============ ============ ============

           2001:
                                                       Unrealized   Unrealized      Fair
                                              Cost         Gain         Loss        Value
                                        -----------  ------------ ------------ ------------
Equity securities available-for-sale    $   250,000  $  3,287,720 $         -- $  3,537,720
                                        ===========  ============ ============ ============


HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                                      September 30,    December 31,
                                                                          2002             2001
                                                                    ---------------  ----------------
       Network assets..........................................     $   281,552,694  $   220,849,771
       Switching equipment.....................................          67,151,493       35,253,986
       Land and buildings......................................          15,861,621       15,223,363
       Computer and telecommunications equipment...............          15,779,287       14,292,341
       Furniture, vehicles and office equipment................          11,914,695       12,477,119
                                                                    ---------------  ---------------
         Property, plant and equipment in service, at cost.....         392,259,790      298,096,580
       Accumulated depreciation................................         (94,298,737)     (68,604,457)
                                                                    ---------------  ---------------
            Property, plant and equipment in service, net......         297,961,053      229,492,123
       Construction work in progress...........................          22,013,988       59,785,097
                                                                    ---------------  ---------------
              Total property, plant and equipment, net.........     $   319,975,041  $   289,277,220
                                                                    ===============  ===============

     Applicable interest charges incurred during the construction of new facilities and network assets are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives, in accordance with SFAS No. 34. The Company capitalized interest and labor-related expenses of approximately $6,373,000 and $7,730,000 for the nine months ended September 30, 2002 and 2001, respectively.

     During 2002, Horizon PCS launched switches in Tennessee and Pennsylvania and decommissioned some switching equipment in Chillicothe, Ohio. As a result, the Ohio switching equipment is considered an impaired asset as defined by SFAS No. 144. Accordingly, depreciation and amortization expense for the nine months ended September 30, 2002, includes approximately $3.5 million related to accelerated depreciation on the impaired asset. The total amount of depreciation recorded to date on this equipment is approximately $5.8 million. The residual book value of $400,000 approximates fair market value at September 30, 2002, based on quoted market prices.

NOTE 7 - LONG-TERM DEBT

     The components of long-term debt outstanding are as follows:

                                                      Interest Rate at       September 30,    December, 31,
                                                     September 30, 2002          2002             2001
                                                   ----------------------  ---------------  ----------------
          Horizon PCS:
          Discount notes..........................         14.00%          $   295,000,000  $    295,000,000
          Senior notes............................         13.75%              175,000,000       175,000,000
          Secured credit facility-term loan A.....         5.80%               105,000,000                --
          Secured credit facility-term loan B.....         6.32%                50,000,000        50,000,000
          Chillicothe Telephone:
          2002 Senior Notes.......................         6.64%                30,000,000                --
          1998 Senior Notes.......................         6.62%                12,000,000        12,000,000
          1993 Senior Notes.......................         6.72%                 2,000,000         8,000,000
                                                                           ---------------  ----------------
             Long-term debt, par value............                             669,000,000       540,000,000
          Less: Unaccreted interest portion of
               Horizon PCS discount notes.........                            (115,991,001)     (135,944,357)
          Less: Current maturities................                              (2,000,000)       (2,000,000)
                                                                           ---------------  ----------------
               Total long-term debt, net..........                         $   551,008,999  $    402,055,643
                                                                           ===============  ================


HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 7 - LONG-TERM DEBT (CONTINUED)

     As of September 30, 2002, Horizon PCS had $95.0 million committed under its secured credit facility in the form of a line of credit at a variable interest rate equal to the London Interbank Offered Rate ("LIBOR") plus 400 basis points with restrictions on its availability.

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

     On June 27, 2002, Horizon PCS obtained a waiver of the non-compliance with the EBITDA covenant for the first quarter of 2002 and entered into an amendment of the secured credit facility. The amended facility primarily adjusts certain financial covenants and increases the margin on the base interest by 25 basis points, while also providing for the payment of fees to the banking group, an increase in post-default interest rates, a new financial covenant regarding minimum available cash, additional prepayment requirements, restrictions on Horizon PCS' borrowings committed under the remaining $95.0 million revolving credit facility and deposit requirements on the $105.0 million borrowed under its secured credit facility in March 2002. This amendment and its requirements are described in detail in the Form 8-K filed by Horizon PCS on June 27, 2002 (See also "Liquidity and Capital Resources" under "Item 2. Management's
Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-Q).

     The Note Purchase Agreement for the 1998 Senior Notes of Chillicothe Telephone contains a covenant that restricts the amount of investments that Chillicothe Telephone may make in loans, stock or other securities of another company. For the quarter ended June 30, 2002, Chillicothe Telephone failed to comply with the covenant related to these restricted investments, which constitutes an event of default under the note purchase agreement. Chillicothe Telephone entered into a waiver agreement with the noteholders to remedy the non-compliance. The waiver was signed by both parties on August 8, 2002. This waiver was extended on September 12, 2002.

     The 1998 Senior Notes and the 1993 Senior Notes of Chillicothe Telephone contain a covenant that restricts the amount of Chillicothe Telephone's funded debt. Due to the issuance of the 2002 Senior Notes, coupled with the fact that the last payment due on the 1993 Senior Notes was not made until November 1, 2002, Chillicothe Telephone failed to comply with this covenant at September 30, 2002. A waiver of non-compliance was obtained in anticipation of the violation of the 1998 Senior Notes and signed by both parties on August 14, 2002. This waiver was extended on September 12, 2002. Also, on August 14, 2002, the 1993 Senior Notes were amended to provide for the issuance of the 2002 Senior Notes.

     In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64% senior notes ("2002 Senior Notes") due in full July 1, 2012. The proceeds of the offering were used to retire both the short-term line of credit with Huntington National Bank and the non-current portion of the 1993 Senior Notes. The current portion of the 1993 Senior Notes was repaid on November 1, 2002. The remaining funds will be used for general corporate purposes.

     On November 12, 2002, Chillicothe Telephone amended and restated its 1998 $12,000,000 senior notes due 2018. The interest rate on the amended notes will be 6.72%, an increase of 10 basis points, with the same maturity date as the 1998 Senior Notes. Chillicothe Telephone refinanced its 1998 Senior Notes in order to align the debt covenants of those notes with the covenants of the 2002 Senior Notes, which are less restrictive then the covenants of the original 1998 Senior Notes.

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 8 - COMMITMENTS AND CONTINGENCIES

SPRINT 3G DEVELOPMENT FEES

     Recently, Sprint has sought to increase service fees during the remainder of 2002 and beyond in connection with its development of 3G-related back-office systems and platforms. Horizon PCS, along with the other PCS affiliates of Sprint, are currently disputing the validity of Sprint's right to pass through this fee to Horizon PCS. If this dispute is resolved unfavorably to Horizon PCS, then Horizon PCS will incur additional expenses.

OPERATING LEASES

     The Company leases office space and various equipment under several operating leases. In addition, Horizon PCS has tower lease agreements with third parties whereby it leases towers for substantially all its cell sites. The tower leases are operating leases with a term of five to ten years with three consecutive five-year renewal option periods.

     Horizon PCS also leases space for its retail stores. At September 30, 2002, Horizon PCS leased 39 of its 40 retail stores.

     The following table summarizes the annual lease payments required under the Company's existing lease agreements at September 30, 2002:

                              Year                      Amount
             ------------------------------------   --------------
             Fourth quarter of 2002..............   $    3,560,000
             2003................................       18,082,000
             2004................................       16,249,000
             2005................................       13,022,000
             2006................................        7,976,000
             Thereafter..........................       10,136,000
                                                     -------------

             Future operating lease obligations..   $   69,025,000
                                                    ==============

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

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------



NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTIUED)

ALLIANCES NETWORK AGREEMENT

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

     The following table summarizes the minimum amounts required to be paid under the network services agreement.

                                              Period ending
           Year                                December 31,
           ----                              ---------------
           Fourth quarter of 2002..........  $   7,900,000
           2003............................     38,600,000
                                                ----------
           Future obligation...............  $  46,500,000
                                             =============

LONG-TERM DEBT COVENANTS

     As discussed in Note 7 above, Horizon PCS entered into a covenant amendment under its secured credit facility in June 2002. In addition to a number of changes to its secured credit facility, including an increase in the margin on the base interest rate, this amendment placed restrictions on Horizon PCS' ability to draw on the $95.0 million line of credit and deposit requirements on the $105.0 million term loan A borrowed under the secured credit facility in March 2002.

     The following table details the maximum amount available to be borrowed on the line of credit under Horizon PCS' secured credit facility for the period then ended:

                                              Maximum amount
                                              available to be
                                                 borrowed
                                              ----------------
            September 30, 2002.............   $          --
            December 31, 2002..............              --
            March 31, 2003.................              --
            June 30, 2003..................      16,000,000
            September 30, 2003.............      26,000,000
            December 31, 2003..............      33,000,000
            March 31, 2004.................      52,000,000
            April 1, 2004..................      95,000,000

HORIZON TELCOM, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The following table details the minimum balance requirements placed on cash and cash equivalents under the amended terms of the secured credit facility:


                                                                Deposit balance
                                                                  requirement
                                                             -------------------
At September 30, 2002.................................       $      71,000,000
October 1, 2002, through November 15, 2002............              63,000,000
November 16, 2002, through December 31, 2002..........              55,000,000
January 1, 2003, through February 15, 2003............              33,000,000
February 16, 2003, through March 31, 2003.............              11,000,000
April 1, 2003, through May 15, 2003...................               5,500,000

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

     During 1999 Horizon PCS entered into a joint venture agreement through the purchase of 25.6% of Bright PCS. On June 27, 2000, the Company acquired the remaining 74.4% of Bright PCS. The total purchase price was approximately $49,300,000 and was treated as a purchase method acquisition for accounting purposes. The purchase price exceeded the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill was amortized on a straight-line basis over 20 years until December 31, 2001. At September 30, 2002, the remaining unamortized balance of goodwill was approximately $7,191,000.

     The Company adopted SFAS No. 142 on January 1, 2002 (See Note 3). As a result of the adoption, goodwill amortization ceased as of December 31, 2001, and the Company was required to complete an impairment test on its remaining goodwill balance as of the date of adoption. The Company completed the first step required by SFAS No. 142 and determined the goodwill remaining at January 1, 2002, was not impaired. The Company will complete an impairment test of the remaining goodwill balance annually, or more frequently if impairment indicators arise.

     The following pro forma disclosure reconciles net loss available to common stockholders, as presented on the accompanying consolidated statements of operations, excluding the effect of goodwill amortization:

                                              Three Months Ended                        Nine Months Ended
                                                 September 30,                             September 30,
                                   ---------------------------------------   --------------------------------------
                                          2002                 2001                 2002                 2001
                                   ------------------   ------------------   ------------------   -----------------
Reported net loss..............    $     (43,163,734)     $   (30,470,676)     $  (125,877,693)    $ (78,945,423)
Goodwill amortization..........                   --               97,222                   --           291,666
                                   ------------------   ------------------   ------------------   -----------------
   Adjusted net loss...........          (43,163,734)         (30,373,454)        (125,877,693)      (78,653,757)
                                   ==================   ==================   ==================   =================

Basic and diluted net loss per
   share.......................    $         (119.08)     $        (84.10)     $       (347.33)    $      (219.35)
Goodwill amortization..........                   --                 0.27                   --               0.81
                                   ------------------   ------------------   ------------------   -----------------
   Adjusted basic and diluted
     net loss per share........    $         (119.08)     $        (83.83)     $       (347.33)    $      (218.54)
                                   ==================   ==================   ==================   =================


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

     o    rapid changes in technology;

     o    our future compliance with debt covenants under our credit facilities;

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

     o our dependence on our affiliation with Sprint and our dependence on Sprint's back office services;

     o    our future compliance with debt covenants;

     o the need to successfully complete the build-out of our portion of the Sprint PCS network on our anticipated schedule;

     o changes or advances in technology and the acceptance of new technology in the marketplace;

     o competition in the industry and markets in which we operate and the creditworthiness of new customers;

     o    changes in government regulation; and

     o    general political economic and business conditions.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. See "Item 5. Other Information," which is incorporated herein by reference, for further information regarding several of these risks and uncertainties.

OVERVIEW

     Horizon Telcom is a holding company, which, in addition to its common stock ownership of Horizon PCS, owns 100% of 1) Chillicothe Telephone, a local telephone company, 2) Horizon Services, which provides administrative services to other Horizon Telcom affiliates, and 3) Horizon Technology, a long-distance and Internet services business.

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

     At September 30, 2002, Chillicothe Telephone serviced approximately 38,300 access lines in Chillicothe, Ohio and the surrounding area. Horizon Technology provided Internet service to approximately 13,300 customers through its bright.net Internet service. At September 30, 2002, Horizon PCS had launched service covering approximately 7.4 million residents, or approximately 73% of the total population in its territory, and serving approximately 241,900 customers.

CRITICAL ACCOUNTING POLICIES

     Allowance for Doubtful Accounts. Estimates are used in determining our allowance for doubtful accounts receivable, which are based on a percentage of our accounts receivables by aging category. The percentage is derived by considering our historical collections and write-off experience, current aging of our accounts receivable and credit quality trends, as well as Sprint's credit policy. However, our historical write-off and receivables trends for our wireless customers are limited due to our strong subscriber growth and the recent launch of new markets.

     Under Sprint's service plans, wireless customers who do not meet certain credit criteria can select any plan offered subject to an account spending limit, referred to as ASL, to control credit risk exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("No Deposit ASL" or "NDASL"). As a result, a significant amount of our new wireless customer additions (approximately 59% between May 1, 2001, and March 31, 2002) were under the NDASL program.

     This increase in sub-prime credit customers under the NDASL program has led to higher churn rates (defined below) and an increase in account write-offs. While the average balance written-off for an NDASL customer is lower than the average write-off balances of non-account spending limit customers, the number of NDASL write-offs has caused an increase in the total amount written-off each quarter, resulting in the need for a higher allowance and provision for doubtful accounts receivable.

     Beginning in November 2001, the NDASL program was replaced by "Clear Pay", which had tightened credit criteria. In April 2002, we replaced Clear Pay with "Clear Pay II," which re-instated the deposit requirement for most credit classes with account spending limits and featured increased back-office controls with respect to credit qualification and account collections. We anticipate the implementation of the Clear Pay II program will reduce our future bad debt exposure. If the deposit requirement is later removed or if these allowances for doubtful accounts receivable estimates are insufficient for any reason, our operating income, EBITDA and available cash could be reduced. At September 30, 2002, the allowance for doubtful accounts was $2,760,000, which represents approximately 11% of accounts receivable. At September 30, 2002, approximately 33% of the subscribers in our markets were account spending limit customers with no deposit paid.

     Our landline segment accounts receivable consist primarily of amounts billed to interexchange carriers (like AT&T) for allowing their customers to access our network when their customers place a call. Accounts receivable also include charges for advertising in Chillicothe Telephone's yellow pages directory and amounts billed to customers for monthly services. Our collection history with interexchange carriers has been good. However, we do have some exposure to WorldCom and WorldCom's MCI division, which declared bankruptcy on July 21, 2002. We estimate amounts billed to WorldCom to be approximately $600,000 at September 30, 2002, of which approximately $300,000 was related to pre-petition bankruptcy balances. The allowance for doubtful landline segment accounts receivable is approximately 10% of amounts billed at September 30, 2002.

     Revenue Recognition. Horizon PCS sells wireless handsets and accessories, which are recorded at the time of the sale as equipment revenue. After the handset has been purchased, the subscriber purchases a service package that is recognized monthly as service is provided and is included as subscriber revenue. Horizon PCS defers a portion of the monthly service revenue that is billed in advance.

     Service revenues consist of PCS subscriber revenues and roaming revenues. PCS subscriber revenues consist primarily of monthly service fees and other charges billed to customers for Sprint PCS service in our territory under a variety of service plans. Roaming revenues consist of Sprint PCS and non-Sprint PCS roaming. We receive Sprint PCS roaming revenues at a per minute rate when Sprint PCS subscribers based outside of our territory use our portion of the Sprint PCS network. Non-Sprint PCS roaming revenues include charges to wireless service providers, other than Sprint PCS, when those providers' subscribers roam on our network. The Sprint PCS roaming rate is negotiated between the Company and Sprint. The roaming rate charged to other wireless carriers for their use of our network is negotiated by Sprint with the carrier on our behalf.

     We record 100% of PCS subscriber revenues from our wireless customers, Sprint PCS roaming revenues and non-Sprint PCS roaming revenues. Sprint retains 8% of all collected service revenue as a management fee. Collected service revenues include PCS subscriber revenues and non-Sprint PCS roaming revenues, but exclude Sprint PCS roaming revenues, roaming charges billed to our customers for roaming onto a non-Sprint PCS network and revenues from sales of equipment. We report the amounts retained by Sprint as general and administrative expense.

     Horizon PCS' accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SAB No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense are deferred and will be recorded over the average life for those customers, currently estimated to be 30 months, that are assessed an activation fee. Prior to January 1, 2002, we estimated the average life of a customer to be 36 months. We reduced this estimate to 30 months in consideration of an increase in churn (defined below) resulting from the NDASL program discussed earlier.

     The landline telephone services operating segment consists of basic local and long-distance toll, network access services and other related telephone service revenue. Intra-LATA, (Local Access and Transport Area) (i.e., the area of southern Ohio, including Columbus originally covered by area code 614), basic local exchange and long-distance service revenue consists of flat rate services and measured services billed to customers utilizing Chillicothe Telephone's landline telephone network. Long distance intraLATA/interstate revenue consists of message services that terminate beyond the basic service area of the originating wire center. Network access revenue consists of revenue derived by our landline telephone services segment from the provision of exchange access services to an interexchange carrier or to an end user beyond the exchange carrier's network. Other related telephone service revenue includes directory advertising related to a telephone directory published annually.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

OVERVIEW OF THE THIRD QUARTER

     We have focused a significant amount of our operational efforts over the past twelve months on upgrading our wireless network to be able to provide the first level of third generation ("3G") network services marketed by Sprint nationally as "PCS Vision." In conjunction with Sprint's nationwide launch of PCS Vision, Horizon PCS began providing 3G services across our network in mid-August 2002. This upgrade provides users of 3G service a new experience with wireless devices. Subscribers are now able to surf the Internet with their handsets, PDAs, and laptops at speeds of up to 144 kilobits per second ("kbps"). The average user will experience peak rates of 75-80 kbps, which is two to three times faster than historical dial-up speeds. We can now offer a host of new products and services to our subscribers and we believe PCS Vision will entice subscribers of other wireless carriers to move to our robust offerings.

     However, the positive momentum generated by 3G was offset by a larger than anticipated number of NDASL customers being involuntarily disconnected. During the second half of 2001 and first half of 2002, a significant number of our customer additions were under the NDASL program. These lower credit quality customers activated under the NDASL program led to higher churn rates and an increased amount of bad debt during the third quarter of 2002 as a significant number of these customers were disconnected and written-off.

     Sprint has discontinued the NDASL program and replaced it with Clear Pay, which tightened credit restrictions, and Clear Pay II, which re-instituted deposit requirements for most lower credit quality customers and introduces additional controls on loss exposure. In addition, we have focused our marketing efforts into recruiting higher quality customers. As a result, our percentage of prime credit customers in our subscriber portfolio increased to 70% at September 30, 2002, from 65% at March 31, 2002. We expect our churn rate to be consistent to slightly lower in the fourth quarter of 2002 than the 3.9% we experienced in the third quarter.

     In response to increased competition from other carriers and to improve focus on penetrating our markets with PCS Vision, Horizon PCS implemented on an operational reorganization on October 1, 2002. We realigned our internal geographic markets and added a vice president to oversee our marketing and retail operations teams. We look forward to the benefits of this new organizational alignment and believe it will result in higher gross additions and a better retention effort.

     Chillicothe Telephone continued to upgrade its landline network with fiber optic cabling. This upgrade will expand bandwidth capacity, improve network efficiency and extend the reach of our network. Through this upgrade, we expanded the availability of our VDSL product and saw steady growth in the number of new VDSL subscribers. Our VDSL subscribers can currently enjoy over 100 digital cable channels, high-speed Internet access and basic landline telephone service.

     This discussion and analysis is presented on an operating segment basis. The following table details the consolidated statements of income by operating segment for the three months ended September 30, 2002 and 2001:

                                                             For the Three Months Ended, September 30,
                                              Wireless Personal
                                                Communications          Landline Telephone
                                                    Services                  Services                 All Other
(Dollars in thousands)                     ------------------------   -----------------------  -----------------------
OPERATING REVENUES:                            2002         2001          2002        2001         2002        2001
                                           -----------  -----------   ----------- -----------  ----------- -----------
   PCS subscriber and roaming..............$    54,212  $    33,150   $        -- $        --  $        -- $        --
   PCS equipment...........................      1,787        2,020            --          --           --          --
   Basic local and long-distance service...         --           --         4,738       4,736           --          --
   Network access..........................         --           --         5,218       5,450           --          --
   Equipment systems sales, information
     services, Internet access and other...         --           --            --          --        2,235       2,008
                                           -----------  -----------   ----------- -----------  ----------- -----------
     Total operating revenues.............      55,999       35,170         9,956      10,186        2,235       2,008
                                           -----------  -----------   ----------- -----------  ----------- -----------

OPERATING EXPENSES:
   Cost of goods sold ....................       3,974        4,126            --          --          164         181
   Cost of services.......................      43,807       29,187         2,379       2,297        1,782       1,207
   Selling and marketing..................      13,027       12,636           150         108          252         281
   General and administrative.............       9,491        5,475         2,263       1,731        3,125       3,969
   Non-cash compensation..................          99          106             1           1           19          (5)
   Depreciation and amortization..........       9,303        5,159         1,712       1,589          570         497
                                           -----------  -----------   ----------- -----------  ----------- -----------
     Total operating expenses.............      79,701       56,689         6,505       5,726        5,912       6,130
                                           -----------  -----------   ----------- -----------  ----------- -----------

OPERATING INCOME (LOSS)...................     (23,702)     (21,519)        3,451       4,460       (3,677)     (4,122)
                                           -----------  -----------   ----------- -----------  ----------- -----------

NONOPERATING INCOME (EXPENSE):
   Interest expense, net..................     (15,890)      (5,997)       (1,133)       (537)          --          --
   Subsidiary preferred stock dividends...      (3,006)      (2,816)           --          --           --          --
   Interest income and other, net.........         720          581             5         (67)          (6)          5
   Gain (Loss) on disposal of assets......          10           --            --          --           --          --
                                           -----------  ----------- - ----------- -----------  ----------- -----------
     Total nonoperating expense...........     (18,166)      (8,232)       (1,128)       (604)          (6)          5
                                           -----------  -----------   ----------- -----------  ----------- -----------

LOSS BEFORE INCOME TAX EXPENSE AND
   MINORITY INTEREST......................     (41,868)     (29,751)        2,323       3,856       (3,683)   (4,117)

INCOME TAX (EXPENSE) BENEFIT..............          --           --          (161)       (744)         225         285
                                           -----------  -----------   ----------- -----------  ----------- -----------

NET INCOME (LOSS)......................... $   (41,868) $   (29,751)  $     2,162 $     3,112  $    (3,458)$    (3,832)
                                           ===========  ===========   =========== ===========  =========== ===========

OTHER COMPREHENSIVE INCOME (LOSS)
   Net unrealized gain (loss) on hedging
      activities..........................          21         (326)           --          --           --          --
   Net unrealized loss on securities
      available-for-sale, net of taxes of
      approximately $68 for the three
      months ended September 30, 2002.....          --           --          (131)         --           --          --
                                           -----------  -----------   ----------- -----------  ----------- -----------

COMPREHENSIVE INCOME (LOSS)...............     (41,847)     (30,077)        2,031       3,112       (3,458)     (3,832)
                                           ===========  ===========   =========== ===========  =========== ===========


WIRELESS PERSONAL COMMUNICATIONS SERVICES SEGMENT

     The following discussion details key operating metrics and the results of operations for our wireless personal communications segment over the last fiscal quarter. Our wireless personal communications segment consists entirely of the operations of Horizon PCS.

KEY METRICS - HORIZON PCS

     Customer Additions. As of September 30, 2002, we provided personal communication service directly to approximately 241,900 customers. For the three months ended September 30, 2002 and 2001, Horizon PCS net subscribers increased by approximately 6,800 and 40,300 customers, respectively. Gross activations during the third quarter of 2002 were 21% lower than the same period in 2001 due in part to changes in deposit requirements for new low credit quality subscribers. Additionally, an increase in the churn of NDASL and Clear Pay subscribers resulted in overall lower net customer additions for the three months ended September 30, 2002, compared to the three months ended September 30, 2001.

     Cost Per Gross Addition. CPGA summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing, cost of equipment and activation costs (which are included as a component of cost of service) and reducing that amount by the equipment revenue recorded. That net amount is then divided by the total new customers acquired during the period. CPGA was $365 for the three months ended September 30, 2002, compared to $307 for the three months ended September 30, 2001. This increase is primarily the result of lower gross activations in 2002 compared to 2001.

     Churn. Churn is the monthly rate of customer turnover that both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30-day returns, by the beginning customer base for the period. Quarterly churn is an average of the three months in the quarter. Churn for the three months ended September 30, 2002, was 3.9 % compared to 2.1% for the three months ended September 30, 2001. This increase in churn is a result of an increase in the amount of sub-prime credit quality customers Horizon PCS added whose service was involuntarily discontinued during the period.

     Average Revenue Per Unit. ARPU summarizes the average monthly revenue per customer. ARPU is computed by dividing service revenue and roaming revenues for the period by the average subscribers for the period.

    The following summarizes ARPU for the three months ended September 30:

                                                   2002            2001
                                               -------------   --------------
          Service revenues
             Recurring......................   $          40   $          45
             Minute sensitive...............              12              14
             Features and other.............               3              (2)
                                               -------------   -------------
               Total service revenues.......              55              57
                                               -------------   -------------

          Roaming revenues..................              21              31
                                               -------------   -------------
                 ARPU.......................   $          76   $          88
                                               -------------   -------------

     Recurring service ARPU has declined as more customers activated or migrated to service plans in the $29.99 to $39.99 monthly recurring charge range. Additionally, recent service plans are offering more available minutes at a lower monthly charge due to increased competition in the wireless industry. These additional minutes have driven down the ARPU received when customers use more minutes than their plan allows. We anticipate this trend to continue on voice-only service plans, but we anticipate higher service ARPU in the future as subscribers activate on data and voice plans which offer more features, but at a higher monthly charge. ARPU from features and other has increased as we are offering fewer promotional credits and have charged more contract termination fees in 2002 as a result of higher deactivation and churn rates.

     On April 27, 2001, Sprint and its affiliates announced an agreement on a new Sprint PCS roaming rate; the receivable and payable roaming rate decreased from $0.20 per minute to $0.15 per minute effective June 1, 2001, and decreased further to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate changed to $0.10 per minute on January 1, 2002. After 2002, the rate will be changed to "a fair and reasonable return" which has not yet been determined. However, based on preliminary discussions with Sprint, we anticipate a significant additional reduction in the rate. The decreases in the rate will reduce our revenue and expense per minute, but we anticipate this rate reduction will be offset by volume increases from the continued build-out of our network and subscriber growth, resulting in greater overall roaming revenue and expense in the future. Somewhat offsetting that rate reduction in Sprint PCS roaming revenue was an increase in non-Sprint PCS revenue as a result of expanding roaming agreements with other wireless carriers.

RESULTS OF OPERATIONS

     Revenues. Subscriber revenues for the three months ended September 30, 2002, were approximately $39.2 million, compared to approximately $21.4 million for the three months ended September 30, 2001, an increase of approximately $17.8 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We managed approximately 241,900 customers at September 30, 2002, compared to approximately 146,600 at September 30, 2001. Our customer base has grown because we have launched additional markets and increased our sales force.

     Roaming revenues increased from approximately $11.8 million during the three months ended September 30, 2001, to approximately $15.0 million for the three months ended September 30, 2002, an increase of approximately $3.2 million. This increase resulted from expanding roaming agreements with wireless carriers and from launching additional markets over the past year, including markets covering major interstate highways. This increase was offset somewhat by the decrease in the Sprint PCS roaming rate discussed above.

     PCS equipment revenues for the three months ended September 30, 2002, were approximately $1.8 million, compared to approximately $2.0 million for the three months ended September 30, 2001, representing a decrease of approximately $200,000. This decrease is attributable to a decline in the sales price of the handset as the average sales price, net of discounts and rebates, decreased to $85 for the three months ended September 30, 2002, from $114 for the same period in 2001.

     Cost of goods sold. Cost of equipment includes the cost of handsets and accessories sold by our stores and direct sales force to our customers. Cost of equipment for the three months ended September 30, 2002, was approximately $4.0 million, compared to approximately $4.1 million for the three months ended September 30, 2001, a decrease of approximately $100,000. The decrease in the cost of equipment is the result of the lower growth in our wireless customers. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future. Additionally, we expect to incur additional expense as existing customers upgrade their handsets to newer models to take advantage of new services that may be available with 3G, including high-speed data applications.

     Cost of service. Cost of service includes costs associated with operating our network, including site rent, utilities, engineering personnel and other expenses related to operations. Cost of service also includes interconnection expenses, customer care, Sprint back office and customer care charges, and roaming fees. We pay roaming fees to Sprint when our customers use Sprint PCS' network outside of our territory. We pay non-Sprint PCS roaming fees to other wireless service providers when our customers use their networks.

     Also included in cost of service are costs incurred under our network services agreement with the Alliances. In the third quarter of 2001, Horizon PCS negotiated an amendment to its agreement with the Alliances and a related amendment to its Sprint agreements. Under the Alliances amendment, Horizon PCS is obligated to pay a minimum monthly fee for a stated minimum period. Horizon PCS expects to incur lower overall fees under this new arrangement at expected usage levels as compared to the previous agreement that was based on a per minute fee. The Alliances are also obligated to upgrade their networks to provide 3G technology.

     Sprint provides back-office and other services to Horizon PCS. Recently, Sprint has sought to increase service fees during the remainder of 2002 and beyond in connection with its development of 3G-related back-office systems and platforms. Horizon PCS, along with the other Sprint affiliates, is currently disputing the validity of Sprint's right to pass through this fee to the affiliates. If this dispute is resolved unfavorably to Horizon PCS, then Horizon PCS will incur additional expenses which could have a material adverse impact on our liquidity and financial results.

     Horizon PCS' cost of service for the three months ended September 30, 2002, was approximately $43.8 million, compared to approximately $29.2 million for the three months ended September 30, 2001, an increase of approximately $14.6 million. This increase reflects an increase in roaming expense and long distance charges of approximately $3.7 million and the increase in costs incurred under our network services agreement with the Alliances of approximately $3.8 million, both as a result of our subscriber growth during 2001 and 2002. Additionally, at September 30, 2002, our network covered approximately 7.4 million people versus approximately 6.6 million residents at September 30, 2001. As a result, cost of service in 2002 was higher than 2001 due to the increase in network operations expense, including tower lease expense, circuit costs and payroll expense, of approximately $5.2 million. Growth in our customer base resulted in increased customer care, activations, and billing expense of approximately $1.7 million and other variable expenses, including interconnection and national platform expenses, of approximately $200,000. Overall, the average cost of providing service per the average subscriber on our network decreased from $77 to $61 for the three months ended September 30, 2001 and 2002, respectively, as we have increased our subscriber base.

     Selling and marketing expenses. Selling and marketing expenses consist of costs associated with operating our retail stores, including marketing, advertising, payroll and sales commissions. Selling and marketing expense also includes commissions paid to national and local third party distribution channels and subsidies on handsets sold by third parties for which we do not record revenue. Selling and marketing expenses rose to approximately $13.0 million for the three months ended September 30, 2002, compared to approximately $12.6 million for the three months ended September 30, 2001, an increase of approximately $400,000. This includes a decrease in commissions paid to third parties of approximately $300,000, a decrease in subsidies on handsets sold by third parties of approximately $1.2 million and an increase in marketing and advertising in our sales territory of approximately $1.9 million. We expect selling and marketing expense to increase in the aggregate as we expand our coverage, launch additional stores and add customers.

     General and administrative expenses. General and administrative costs include the Sprint management fee (which is 8% of "collected revenues" defined above), a provision for doubtful accounts receivable and costs related to corporate support functions including costs associated with functions performed for us by Horizon Services under our services agreement. These services include finance and accounting functions, computer access and administration, consulting, human resources and other administrative services. Horizon Services' costs for these functions are charged to us using a standard FCC cost allocation methodology. Under this methodology, all costs that can be specifically identified to us are directly charged to us, and all costs that are specifically identified to other subsidiaries of Horizon Telcom are charged to them. Costs incurred by Horizon Services that cannot be specifically identified to a company for which Horizon Services provides service are apportioned among the Horizon Telcom subsidiaries based on appropriate measures. Because of the economies of scale inherent in a centralized service company, we believe we are able to receive these services less expensively through this arrangement than if we provided them ourselves.

     General and administrative expenses for the three months ended September 30, 2002, were approximately $9.5 million compared to approximately $5.5 million in 2001, an increase of approximately $4.0 million. The increase reflects an increase in the provision for doubtful accounts of approximately $2.8 million, primarily due to the write-off of NDASL and ClearPay customers, and an increase in the Sprint management fee of approximately $1.4 million, as a result of higher subscriber revenues in 2002, offset by a decrease in other general expenses of approximately $200,000.

     Non-cash compensation expense. For both the three months ended September 30, 2002 and 2001, Horizon PCS recorded stock-based compensation expense of approximately $100,000 for each of the three month periods. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these stock options is approximately $681,000 in 2002, $622,000 in 2003, $193,000 in 2004, and $71,000 in 2005.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $4.1 million to a total of approximately $9.3 million during the three months ended September 30, 2002. The increase reflects the continuing construction of our wireless network as we funded approximately $57.6 million of capital expenditures during the nine months ended September 30, 2002.

     Since our acquisition of Bright PCS was accounted for as a purchase transaction, we recorded purchase method goodwill and recorded intangible assets related to the acquisition of Bright PCS' license agreement with Sprint. Amortization expense of the intangible asset was approximately $400,000 during the three months ended September 30, 2002 and 2001. Goodwill amortization was approximately $100,000 during the three months ended September 30, 2001. Goodwill amortization ceased as of December 31, 2001, with the adoption of SFAS No. 142.

     Amortization expense also includes amortization of an intangible asset recorded in September 2000 related to the grant of new markets to us by Sprint in September 2000. We agreed to grant warrants to Sprint in exchange for the right to provide service in these additional markets. The warrants will be issued to Sprint at the earlier of an initial public offering of the Company's common stock or July 31, 2003. The intangible asset is being amortized over the remaining term of the Sprint management agreement, resulting in approximately $800,000 of amortization expense per year. Accordingly, amortization expense related to this intangible asset was approximately $200,000 for the three months ended September 30, 2002 and 2001.

     Gain on sale of property and equipment. During the three months ended September 30, 2002, we realized a gain of approximately $10,000 related to the sale of miscellaneous equipment. The sale resulted in proceeds of approximately $20,000.

     Interest expense, net. Interest expense for the three months ended September 30, 2002, was approximately $15.9 million, compared to approximately $6.0 million in 2001. The increase in interest expense was a result of our additional indebtedness. Interest on the outstanding balance of our secured credit facility accrues at LIBOR plus a specified margin. On June 29, 2001, we agreed to several changes in the secured credit facility including a 25 basis point increase in the margin on the annual interest rate. At September 30, 2002, the interest rate on the $105.0 million term loan A borrowed under our secured credit facility was 5.80%, while the interest rate on the $50.0 million term loan B was 6.32%. Interest expense on the secured credit facility was approximately $2.7 million and $1.1 million during the three months ended September 30, 2002 and 2001, respectively.

     Horizon PCS accrues interest at a rate of 14.00% annually on its discount notes issued in September 2000 and will begin paying interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $116.0 million at September 30, 2002. Interest expense on the discount notes was approximately $6.8 million and $5.9 million during the three months ended September 30, 2002 and 2001, respectively.

     On June 15, 2002, Horizon PCS began making semi-annual interest payments on its senior notes issued in December 2001, at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $6.0 million during the three months ended September 30, 2002. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

     Interest expense also includes approximately $800,000 and $200,000 during the three months ended September 30, 2002 and 2001, respectively, of amortization from the deferred financing fees related to Horizon PCS' secured credit facility, its discount notes and its senior notes. Additionally, interest expense includes approximately $300,000 and $800,000, in commitment fees Horizon PCS paid on the unused portion of its secured credit facility during the three months ended September 30, 2002 and 2001, respectively.

     Capitalized interest reduced interest expense during the three months ended September 30, 2002 and 2001, by approximately $700,000 and $2.0 million, respectively. We expect Horizon PCS' interest expense to increase in the future as we borrow under its secured credit facility to fund our wireless network build-out and operating losses.

     Preferred stock dividend. Horizon PCS' convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually, commencing May 1, 2001. The dividends are paid with additional shares of convertible preferred stock. Through September 30, 2002, we have issued an additional
3,245,134 shares of convertible preferred stock in payment of dividends, including 1,060,201 shares on May 1, 2002. An additional 1,099,958 were issued on November 1, 2002, and are not included in the total above.

     Interest income and other, net. Interest income and other income for the three months ended September 30, 2002, was approximately $700,000 of income, compared to approximately $600,000 in 2001 and consisted primarily of interest income.

     Income taxes. Until September 26, 2000, Horizon PCS was included in the consolidated Federal income tax return of Horizon Telcom. We provided for Federal income taxes on a pro rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of the convertible preferred stock on September 26, 2000, Horizon PCS is not able to participate in the tax-sharing agreement. Additionally, Horizon PCS is not able to recognize any net operating loss benefits until it generates taxable income. Horizon PCS did not record any income tax benefit for the three months ended September 30, 2002 or 2001, because of the uncertainty of generating future taxable income to be able to recognize current net operating loss carryforwards.

     Net loss. Horizon PCS' net loss for the three months ended September 30, 2002, was approximately $41.9 million compared to approximately $29.8 million for the three months ended September 30, 2001. The increase in Horizon PCS' loss reflects the continued expenses related to launching its wireless markets and building its wireless customer base. We expect Horizon PCS to incur significant operating losses and to generate significant negative cash flow from operating activities while it continues to construct its wireless network and increase its customer base.

     Other comprehensive income (loss). During 2001, we entered into two, two-year interest rate swaps which effectively fix $50.0 million of term loan B borrowed under the secured credit facility. We do not expect the effect of these swaps to have a material impact to interest expense for the remainder of their lives. We recorded an unrealized gain of $21,000 in other comprehensive income during the second quarter of 2002 related to the change in market value of the derivate instrument.

LANDLINE TELEPHONE SERVICES SEGMENT AND ALL OTHER SERVICES

     The following discussion details the results of operations of our landline telephone services segment and all other services not assigned to a segment for the last fiscal quarter.

RESULTS OF OPERATIONS

     Revenues. Network access revenue decreased by approximately $200,000 for the three months ended September 30, 2002, to approximately 5.9 million, as the Company saw lower revenue from pooled interexchange carriers. Basic local, long distance and other landline services revenues was essentially flat, increasing by only several thousand dollars due to an increase in basic local and long distance revenues, partially offset by a decrease in other related telephone services.

     Other revenues increased by approximately $200,000 to $2.2 million for the three months ended September 30, 2002. Other revenues were impacted by increased VDSL revenue as we continue to build our customer base, which was somewhat offset by lower bright.net dial-up Internet service subscribers. We believe a number of these lost dial-up customers have switched to high-speed VDSL service.

     Cost of goods sold. Cost of goods sold for Chillicothe Telephone and Horizon Technology primarily consists of business system sales and customer maintenance expenses. Cost of goods sold for landline telephone and other services was essentially flat at approximately $200,000 for the three months ended September 30, 2002 and 2001.

     Cost of services. Cost of services include customer care support, and network-related costs, including switching, access and circuit expenses. Cost of services also includes expenses related to the installation of Chillicothe Telephone's VDSL service.

     Cost of services for the three months ended September 30, 2002, was approximately $4.2 million, compared to approximately $3.5 million for the three months ended September 30, 2001, an increase of approximately $700,000. The majority of the increase was related to the continued installation and programming expenses associated with our VDSL service, while Horizon Technology's long distance service saw an increase in cost of services due to a higher numbers of subscribers.

     Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs. Selling and marketing expenses for landline telephone and other related services was approximately $400,000, for each of the three months ending September 30, 2002 and 2001. We continue to market our VDSL product extensively through our landline market.

     General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses decreased by approximately $300,000 to approximately $5.4 million for the three months ended September 30, 2002, primarily due to a decrease in legal fees, rent expense and other general expenses.

     Non-cash compensation expense. Non-cash compensation expense is the amortization of the value of stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005.

     Depreciation and amortization expense. Depreciation and amortization expenses for landline telephone and other services increased by approximately $200,000 to a total of approximately $2.3 million during the three months ended September 30, 2002. The increase reflects the continuing construction of our VDSL network.

     Interest  expense,  net.  Interest  expense  for  the  three  months  ended
September 30, 2002, was approximately $1.1 million, compared to approximately $537,000 for the three months ended September 30, 2001. The increase in interest expense was a result of our additional debt outstanding during the three months ended September 30, 2002, compared to the same period in 2001.

     In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64% Senior Notes. A portion of the proceeds was used to retire the line of credit on September 28, 2002. Interest expense on the 2002 Senior Notes was approximately $262,000 during the third quarter of 2002. Interest expense on the retired line of credit and the retired 1993 Senior Notes was approximately $675,000 and $391,000 during the third quarter of 2002 and 2001, respectively. Interest expense on Chillicothe Telephone's 1998 Senior Notes was approximately $200,000 in 2002 and 2001. Capitalized construction interest was approximately $24,000 and $54,000. Amortization of debt issuance costs associated with the 2002 Senior Notes was approximately $20,000 in 2002.

     Interest income and other, net. The landline telephone service segment had essentially no interest income or other expenses in the third quarter of 2002. In 2001, an expense was recorded related to non-operating corporate charges.

     Income tax expense. Income tax expense for the three months ended September 30, 2002, was a benefit of approximately $100,000 compared to an expense of approximately $500,000 in 2001. Before September 26, 2000, Horizon PCS was included in the consolidated Federal income tax return of Horizon Telcom. Horizon PCS provided for Federal income taxes on a pro-rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of Horizon PCS convertible preferred stock in September 2000, Horizon PCS is not able to participate in the tax sharing agreement with its parent nor is Horizon Telcom able to recognize any net operating loss benefits from Horizon PCS. We expect to continue to record income tax expense as a result of this tax deconsolidation.

     Other comprehensive income (loss). During the third quarter of 2002, the landline telephone segment recorded an unrealized loss, net of associated tax, of approximately $131,000, on its investment in marketable securities classified as available-for-sale. The decline in fair value of the security is reflective of the volatility in the general market for technology stocks over the past twelve months.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     The following table details the consolidated statements of income by operating segment for the nine months ended September 30, 2002 and 2001.


                                                              For the Nine Months Ended, September 30,
                                           ----------------------------------------------------------------------------
                                                 Wireless PCS           Landline Telephone
                                                    Services                  Services                 All Other
(Dollars in thousands)                     ------------------------   -----------------------  ------------------------
OPERATING REVENUES:                            2002         2001          2002        2001         2002        2001
                                           -----------  -----------   ----------- -----------  ----------- ------------
   PCS subscriber and roaming..............$   150,070  $    74,516   $        -- $        --  $        -- $        --
   PCS equipment...........................      5,760        4,595            --          --           --          --
   Basic local and long-distance service...         --           --        14,089      14,664           --          --
   Network access..........................         --           --        16,548      14,490           --          --
   Equipment systems sales, information
     services, Internet access and other...         --           --            --          --        6,402       5,487
                                           -----------  -----------   ----------- -----------  ----------- ------------
     Total operating revenues.............     155,830       79,111        30,637      29,154        6,402       5,487
                                           -----------  -----------   ----------- -----------  ----------- ------------

OPERATING EXPENSES:
   Cost of goods sold ....................      12,635        8,628            --          --          432         540
   Cost of services.......................     120,648       68,263         7,058       7,114        4,748       3,523
   Selling and marketing..................      38,959       30,039           411         375          822         731
   General and administrative.............      25,862       14,053         5,634       4,812       10,082      10,900
   Non-cash compensation..................         298          937             4           4            8         106
   Depreciation and amortization..........      30,232       12,980         5,115       4,629        1,588       1,010
                                           -----------  -----------   ----------- -----------  ----------- ------------
     Total operating expenses.............     228,634      134,900        18,222      16,934       17,680      16,810
                                           -----------  -----------   ----------- -----------  ----------- ------------

OPERATING INCOME (LOSS)...................     (72,804)     (55,789)       12,415      12,220      (11,278)    (11,323)
                                           -----------  -----------   ----------- -----------  ----------- ------------

NONOPERATING INCOME (EXPENSE):
   Interest expense, net..................     (44,084)     (18,674)       (2,067)     (1,642)          (1)        (19)
   Subsidiary preferred stock dividends...      (8,719)      (8,170)           --          --           --          --
   Interest income and other, net.........       2,464        4,838           (65)         23            7          89
   Gain (Loss) on disposal of assets......        (631)          --            --          --           --          --
                                           ------------ -----------   ----------- -----------  ----------- ------------
     Total nonoperating expense...........     (50,970)     (22,006)       (2,132)     (1,619)           6          70
                                           -----------  -----------   ----------- -----------  ----------- ------------

LOSS BEFORE INCOME TAX EXPENSE and
   minority interest......................    (123,774)     (77,795)       10,283      10,601      (11,272)    (11,253)

INCOME TAX (EXPENSE) BENEFIT..............          --           --        (1,707)     (1,977)         592         495

MINORITY INTEREST IN LOSS.................          --           --            --          --           --         984
                                           -----------  -----------   ----------- -----------  ----------- -------------
NET INCOME (LOSS)......................... $  (123,774) $   (77,795)  $     8,576 $     8,624  $   (10,680) $    (9,774)
                                           ============ ============  =========== ===========  ============ ============

OTHER COMPREHENSIVE INCOME (LOSS)
   Net unrealized gain (loss) on hedging
      activities..........................         141         (679)           --          --           --          --
   Net unrealized loss on securities
      available-for-sale..................          --           --        (2,025)         --           --          --
                                           -----------  -----------   ----------- -----------  ----------- ------------

COMPREHENSIVE INCOME (LOSS)...............    (123,633)     (78,474)        6,551       8,624      (10,680)     (9,774)
                                           ============ ============  =========== ===========  =========== ============

WIRELESS PERSONAL COMMUNICATIONS SERVICES SEGMENT

     The following discussion details key operating metrics and the results of operations for our wireless personal communications service segment over the past nine months. Our wireless personal communications segment consists entirely of the operations of Horizon PCS.

KEY METRICS - HORIZON PCS

     Customer Additions. During the nine months ended September 30, 2002 and 2001, Horizon PCS net subscribers increased by approximately 47,800 and 80,200 customers, respectively. Gross activations during the first nine months of 2002 and 2001 were 132,900 and 108,800, respectively. The increase in gross activations was offset by an increase in the churn of NDASL and Clear Pay subscribers during the first nine months of 2002 resulting in lower net customer additions for the nine months ended September 30, 2002, compared to the prior year period.

     Cost Per Gross Addition. Cost per gross addition for the nine months ended September 30, 2002, was $356, compared to $337 for the nine months ended September 30, 2001. This increase reflects slightly higher costs offset by an increase in the number of activations.

     Churn. Churn for the nine months ended September 30, 2002, was 3.5% compared to 2.1% for the nine months ended September 30, 2001. This increase is due to an increase in the churn of NDASL and Clear Pay customers.

     Average Revenue Per Unit. The following summarizes ARPU for the nine months ended September 30:

                                                     2002            2001
                                               -------------   ---------------
      Service revenues
         Recurring.........................     $       40      $      44
         Minute sensitive..................             12             15
         Features and other*...............              4             (4)
                                               --------------  ---------------
           Total service revenues..........             56             55
                                               --------------  ---------------

      Roaming revenues.....................             19             29
                                               --------------  ---------------
             ARPU..........................     $      75       $      84
                                               --------------  ---------------

     ---------------------
     * Excludes impact of a non-recurring adjustment to access revenue.

     Recurring service ARPU has declined as more customers activated or migrated to service plans in the $29.99 to $39.99 monthly recurring charge range. Additionally, recent service plans are offering more minutes at a lower monthly charge due to increased competition in the wireless industry. These additional minutes have driven down the ARPU received when customers use more minutes than their plan allows. We anticipate this trend to continue on voice-only service plans, but we anticipate higher service ARPU in the future as subscribers activate on data and voice plans which offer more features, but at a higher monthly charge. ARPU from features and other has increased as we are offering fewer promotional credits and have charged more contract termination fees in 2002 as a result of higher deactivation and churn rates.

     On April 27, 2001, Sprint and its affiliates announced an agreement on a new Sprint PCS roaming rate; the receivable and payable roaming rate decreased from $0.20 per minute to $0.15 per minute effective June 1, 2001, and decreased further to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate changed to $0.10 per minute on January 1, 2002. After 2002, the rate will be changed to "a fair and reasonable return" which has not yet been determined. However, based on preliminary discussions with Sprint, we anticipate a significant additional reduction in the rate. The decreases in the rate will reduce our revenue and expense per minute, but we anticipate this rate reduction will be offset by volume increases from the continued build-out of our network and subscriber growth, resulting in greater overall roaming revenue and expense in the future. Somewhat offsetting that rate reduction in Sprint PCS roaming revenue was an increase in non-Sprint PCS revenue as a result of expanding roaming agreements with other wireless carriers.

RESULTS OF OPERATIONS

     Revenues. Subscriber revenues for the nine months ended September 30, 2002, were approximately $111.1 million, compared to approximately $48.9 million for the nine months ended September 30, 2001, an increase of approximately $62.2 million. The growth in subscriber revenues is primarily the result of the growth in our wireless customer base. We managed approximately 241,900 customers at September 30, 2002, compared to approximately 146,600 at September 30, 2001. Our wireless customer base has grown because we have launched additional markets and increased our sales force.

     Sprint assesses access charges to long distance carriers on Horizon PCS' behalf for the termination of landline-originated calls in our markets. Though regulations generally entitle a carrier that terminates a call on the behalf of another to be compensated for providing that service, these regulations were developed in a period where services of this nature were provided exclusively by local exchange carriers. Certain long distance carriers, including AT&T, have disputed Sprint's assessment of these charges as well as the corresponding rate at which the charges were determined. In July 2002, the FCC ruled that AT&T was not required to pay these charges unless AT&T had agreed to do so in its contract with Sprint and remanded the case to a U.S. District Court for further proceedings. Because the case is still pending we cannot predict, with certainty, the final outcome of this action. As a result, we recorded a reduction in revenue in the second quarter of 2002 of approximately $1.3 million representing previously billed and recognized access revenue. The Company plans to cease recognition of this type of revenue in future quarters, unless there is ultimately a favorable ruling by the courts or the FCC on this issue. Sprint has asserted the right to recover from us amounts previously billed on our behalf and remitted to us by Sprint. We will continue to assess the ability of Sprint or other carriers to recover these charges. We are also continuing to review the availability of defenses we may have against Sprint's claim to recover these revenues from us.

     Roaming revenues increased from approximately $25.6 million for the nine months ended September 30, 2001, to approximately $38.9 million for the nine months ended September 30, 2002, an increase of approximately $13.3 million. This increase resulted from expanding roaming agreements with other wireless carriers and from launching additional markets over the past year, including markets covering major interstate highways. This increase was offset somewhat by the decrease in the Sprint PCS roaming rate discussed above.

     Equipment revenues for the nine months ended September 30, 2002, were approximately $5.8 million, compared to approximately $4.6 million for the nine months ended September 30, 2001, an increase of approximately $1.2 million. The increase in equipment revenues is the result of an increase in the number of handsets sold, somewhat offset by a lower sales price of the handset as the average sales price, net of discounts and rebates, decreased to $99 for the nine months ended September 30, 2002, from $119 for the same period in 2001.

     Cost of service. Cost of service for the nine months ended September 30, 2002, was approximately $120.6 million, compared to approximately $68.3 million for the nine months ended September 30, 2001, an increase of approximately $52.3 million. This increase reflects the increase in roaming expense, including long distance charges, of approximately $15.4 million; the increase in costs incurred under our wireless network services agreement with the Alliances of approximately $9.8 million; the increase in wireless network operations, including tower lease expense, circuit costs and payroll expense, of approximately $16.7 million; increased customer care, activations, and billing expense of approximately $8.9 million; and the increase in other variable expenses, including interconnection and national platform expenses, of approximately $1.5 million. Overall, the average cost of providing service per the average subscriber on our network decreased from $77 to $60 for the nine months ended September 30, 2001 and 2002, respectively, as we have increased our subscriber base.

     Cost of equipment. Cost of equipment for the nine months ended September 30, 2002, was approximately $12.6 million, compared to approximately $8.6 million for the nine months ended September 30, 2001, an increase of approximately $4.0 million. The increase in the cost of equipment is the result of the growth in our wireless customers, partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future. Additionally, we expect to incur additional expense as existing customers upgrade their handsets to newer models and to take advantage of new services that may be available with 3G, including high-speed data applications.

     Selling and marketing expenses. Selling and marketing expenses rose to approximately $39.0 million for the nine months ended September 30, 2002, compared to approximately $30.0 million for the same period in 2001, an increase of approximately $9.0 million. This increase reflects the increase in the costs of operating our 40 retail stores, including marketing and advertising in our sales territory, of approximately $6.6 million, the increase in subsidies on handsets sold by third parties of approximately $900,000, and the increase in commissions paid to third parties of approximately $1.5 million.

     General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2002 were approximately $25.9 million compared to approximately $14.1 million in 2001, an increase of approximately $11.8 million. The increase reflects an increase in the provision for doubtful accounts receivable of approximately $8.2 million primarily due to the write-off of NDASL and Clear Pay customers and an increase in the Sprint management fee of approximately $4.6 million as a result of higher subscriber revenues in 2002, offset by a decrease in other general expenses of approximately $1.0 million. During the nine months ended September 30, 2001, we recognized approximately $1.3 million of legal and consulting expenses related to the exploration of strategic business alternatives.

     Non-cash compensation expense. For the nine months ended September 30, 2002 and 2001, Horizon PCS recorded stock-based compensation expense of approximately $300,000 and $900,000 respectively. The expense recorded in 2001 includes approximately $700,000 related to the distribution of 7,249 shares of Horizon Telcom stock to employees of Horizon PCS and $200,000 for stock options granted. The expense in 2002 relates to the amortization of the value of stock options granted in 1999 and 2000.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $17.2 million to a total of approximately $30.2 million in 2002. The increase reflects the continuing construction of our wireless network as we funded approximately $57.6 million of capital expenditures during the nine months ended September 30, 2002.

     During 2002, Horizon PCS launched switches in Tennessee and Pennsylvania and disconnected some wireless switching equipment in Chillicothe, Ohio. As a result, the Ohio switching equipment is considered an impaired asset as defined by SFAS No. 144. Accordingly, depreciation and amortization expense for the three and nine months ended September 30, 2002, includes approximately $3.5 million of expense related to accelerated depreciation on the impaired assets.

     Amortization expense of the intangible asset related to the Bright PCS acquisition was approximately $1.3 million during the nine months ended September 30, 2002 and 2001. Goodwill amortization was approximately $300,000 during the nine months ended September 30, 2001. Goodwill amortization ceased as of December 31, 2001, with the adoption of SFAS No. 142.

     Amortization expense also includes amortization of an intangible asset recorded in September 2000 related to the grant of new markets to Horizon PCS by Sprint in September 2000. Amortization expense related to this intangible asset was approximately $600,000 for the nine months ended September 30, 2002 and 2001.

     Loss on sale of  property  and  equipment.  During  the nine  months  ended
September 30, 2002, Horizon PCS incurred a loss of approximately $600,000 related to the sale of network equipment and corporate-owned vehicles. The sale resulted in proceeds of approximately $1.5 million. The vehicles were subsequently leased back from the purchaser.

     Interest expense, net. Interest expense for the nine months ended September 30, 2002, was approximately $44.1 million, compared to approximately $18.7 million in 2001. The increase in interest expense was a result of Horizon PCS' additional indebtedness. Interest on the outstanding balance of Horizon PCS' secured credit facility accrues at LIBOR plus a specified margin. On June 29, 2001, Horizon PCS agreed to several changes in the secured credit facility including a 25 basis point increase in the margin on the annual interest rate. At September 30, 2002, the interest rate on Horizon PCS' $105.0 million term loan A borrowed under its secured credit facility was 5.80%, while the interest rate on the $50.0 million term loan B was 6.32%. Interest expense on the secured credit facility was $6.6 million and $3.6 million during the nine months ended September 30, 2002 and 2001, respectively.

     Horizon PCS accrues interest at a rate of 14.00% annually on its discount notes issued in September 2000 and will pay interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $116.0 million at September 30, 2002. Interest expense on Horizon PCS' discount notes were approximately $20.0 million and $17.4 million during the nine months ended September 30, 2002 and 2001, respectively.

     On June 15, 2002, Horizon PCS began making semi-annual interest payments on its senior notes issued in December 2001 at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $18.0 million during the nine months ended September 30, 2002. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

     Interest expense also includes approximately $2.0 million and $600,000 during the nine months ended September 30, 2002 and 2001, respectively, of amortization from the deferred financing fees related to Horizon PCS' secured credit facility, discount notes and senior notes. Also contributing to Horizon PCS' interest expense during the nine months ended 2002 was approximately $1.3 million in commitment fees Horizon PCS paid on the unused portion of its secured credit facility.

     Capitalized interest during the nine months ended September 30, 2002 and 2001, was approximately $3.8 million and $5.1 million, respectively.

     Preferred stock dividend. Horizon PCS' convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing May 1, 2001. The dividends are paid with additional shares of convertible preferred stock. Through September 30, 2002, Horizon PCS has issued an additional 3,245,134 shares of convertible preferred stock in payment of dividends, including 1,060,201 shares on May 1, 2002. An additional 1,099,958 were issued on November 1, 2002, and are not included in the total above.

     Interest income and other, net. Interest income and other income for the nine months ended September 30, 2002, was approximately $2.5 million compared to approximately $4.8 million in 2001 and consisted primarily of interest income. This decrease was due primarily to a lower average balance of cash investments during 2002, as compared to the same period in 2001 and due to a lower short-term interest rate environment in 2002.

     Income taxes. Until September 26, 2000, Horizon PCS was included in the consolidated federal income tax return of Horizon Telcom. Horizon PCS provided for federal income taxes on a pro-rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of Horizon PCS' convertible preferred stock on September 26, 2000, Horizon PCS will not be able to participate in the tax sharing agreement nor will they be able to utilize any net operating loss benefits until they start to generate taxable income. Horizon PCS did not record any income tax benefit for the nine months ended September 30, 2002 because of the uncertainty of generating future taxable income to be able to recognize current net operating losses.

     Net loss. Horizon PCS' net loss for the nine months ended September 30, 2002, was approximately $123.8 million compared to approximately $77.8 million for the nine months ended September 30, 2001. The increase in Horizon PCS' loss reflects the continued expenses related to launching its markets and building its customer base. Horizon PCS is expected to incur significant operating losses and to generate significant negative cash flow from operating activities while it continues to construct its wireless network and increase its customer base.

     Other comprehensive income (loss). During 2001, Horizon PCS entered into two, two-year interest rate swaps, effectively fixing $50.0 million of the term loan B borrowed under the secured credit facility. We do not expect the effect of these swaps to have a material impact to interest expense for the remainder of their lives. Horizon PCS recovered approximately $141,000 of previously unrealized losses in other comprehensive income during the first nine months of 2002.

LANDLINE TELEPHONE SERVICES SEGMENT AND ALL OTHER SERVICES

     The following discussion details the results of operations of our landline telephone services segment and all other services not assigned to a segment for the nine months ended September 30, 2002 and 2001.

RESULTS OF OPERATIONS

     Revenues. Long-distance service revenue decreased for the nine months ended September 30, 2002, as the Company continues to see lower usage for long-distance service. We expect this trend to continue for the foreseeable future, as more customers use wireless devices where long distance is included for one monthly fee. The increase in network access is due to a recent ruling by the United States Court of Appeals that deals with a similar landline telecommunications company and its related carrier access rates. As a result of this ruling, the Company recognized an additional $2.1 million of revenue during the second quarter that had previously been set aside to settle future over earnings claims by other carriers.

     Other revenues were impacted by increased VDSL revenue as we continue to build our customer base, offset somewhat by lower sales of business systems.

     Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2002, was approximately $400,000, compared to approximately $500,000 for the nine months ended September 30, 2001, a decrease of approximately $100,000 due to lower sales of business systems.

     Cost of services. Cost of services for the nine months ended September 30, 2002, was approximately $11.8 million, compared to approximately $10.6 million for the nine months ended September 30, 2001, an increase of approximately $1.2 million. Of the increase, $300,000 was related to additional personnel charges and approximately $900,000, was related to the continued installation and programming expenses associated with our VDSL service as we build out the network and increase the subscriber base.

     Selling and marketing expenses. Selling and marketing expenses rose to approximately $1.2 million for the nine months ended September 30, 2002 compared to approximately $1.1 million for the same period in 2001, an increase of approximately $100,000, which was mostly related to additional payroll expenses.

     General and administrative expenses. General and administrative expenses were essentially flat at approximately $15.7 million for the nine months ended September 30.

     Non-cash   compensation   expense.   This   compensation   expense  is  the
amortization of the value of stock options granted in November 1999.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $1.1 million to a total of $6.7 million in 2002. The increase reflects the continuing upgrade of our landline network to optical fiber cabling.

     Interest expense, net. Interest expense for the nine months ended September 30, 2002, was approximately $2.1 million, compared to approximately $1.7 million for the nine months ended September 30, 2001. The increase in interest expense was a result of our additional debt outstanding during the nine months ended September 30, 2002, compared to the same period in 2001.

     In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64% Senior Notes. A portion of the proceeds was used to retire the line of credit on September 28, 2002. Interest expense on the 2002 Senior Notes was approximately $262,000 for the nine months ended September 30, 2002. Interest expense on the retired line of credit and the retired 1993 Senior Notes was approximately $1.3 million and $1.3 million for the nine months ended September 30, 2002 and 2001, respectively. Interest expense on Chillicothe Telephone's 1998 Senior Notes was approximately $600,000 in 2002 and 2001. Capitalized construction interest was approximately $83,000 and $170,000. Amortization of debt issuance costs was approximately $29,000 in 2002 and approximately $14,000 in 2001.

     Interest income and other, net. The landline telephone service segment had approximately $58,000 of expense for the nine months ended September 30, 2002 compared to approximately $100,000 of income for the same period in 2001.

     Income tax expense. Income tax expense for the nine months ended September 30, 2002, was approximately $1.1 million compared to approximately $1.5 million in 2001, reflecting lower net income before taxes. Before September 26, 2000,

Horizon  PCS was  included  in the  consolidated  Federal  income  tax return of
Horizon Telcom. Horizon PCS provided for Federal income taxes on a pro-rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of Horizon PCS convertible preferred stock in September 2000, Horizon PCS is not able to participate in the tax sharing agreement with its parent nor is Horizon Telcom able to utilize any net operating loss benefits from Horizon PCS. We expect to continue to record income tax expense as a result of this tax deconsolidation. Horizon PCS is unable to recognize any tax benefits from its net operating losses until it generates taxable income. Thus, Horizon PCS filed a separate Federal income tax return for the short period after the deconsolidation through December 31, 2000 and will file a separate return for all subsequent periods.

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

     Other comprehensive income (loss). For the nine months ended September 30, 2002, the landline telephone segment recorded an unrealized loss, net of associated tax, of approximately $2.0 million, on its investment in marketable securities classified as available-for-sale. The decline in fair value of the security is reflective of the volatility in the general market for technology stocks over the past twelve months.

LIQUIDITY AND CAPITAL RESOURCES

     For our debt outstanding at September 30,2002, the following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year associated with our financing based on our projected level of long-term indebtedness:

(Dollars in millions)                                      Years Ending December 31,
                                     ------------------------------------------------------------------
                                         2002          2003          2004          2005         2006       Thereafter
                                     ------------  ------------  ------------  -----------  ------------  -----------
Horizon PCS:
Secured credit facility,
  due 2008.......................     $   155.0     $   155.0     $   146.7     $   126.5    $    99.7     $    99.7
     Variable interest rate (1) .           5.97%         5.97%         5.97%         5.97%        5.97%         5.97%
     Principal payments..........     $      -      $      -      $     8.3     $    20.2    $    26.8     $    99.7
Discount notes, due 2010 (2).....     $   186.3     $   217.5     $   253.1     $   283.7    $   286.1     $   295.0
     Fixed interest rate.........          14.00%        14.00%        14.00%        14.00%       14.00%        14.00%
     Principal payments..........     $      -      $      -      $      -      $      -     $      -      $   295.0
Senior notes, due 2011...........     $   175.0     $   175.0     $   175.0     $   175.0    $   175.0     $   175.0
     Fixed interest rate.........          13.75%        13.75%        13.75%        13.75%       13.75%        13.75%
     Principal payments..........     $      -      $      -      $      -      $      -     $      -      $   175.0

Chillicothe Telephone:
1998 Senior notes, due 2018 (4)..     $    12.0     $    12.0     $    12.0     $    12.0    $    12.0     $    12.0
     Fixed interest rate.........           6.62%         6.72%         6.72%         6.72%        6.72%         6.72%
     Principal payments..........     $      -      $      -      $      -      $      -     $      -      $    12.0
2002 Senior notes, due 2012 (3)..     $    30.0     $    30.0     $    30.0     $    30.0    $    30.0     $    30.0
     Fixed interest rate.........           6.64%         6.64%         6.64%         6.64%        6.64%         6.64%
     Principal payments..........     $      -      $      -      $      -      $      -     $      -      $    30.0


--------------------------
     (1) Interest rate on the secured credit facility equals the LIBOR plus a margin that varies from 400 to 450 basis points. At September 30, 2002, $50.0 million was effectively fixed at 8.53% through two interest rate swaps discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk." The nominal interest rate is assumed to equal 5.97% for all periods ($50.0 million at 6.32% and $105.0 million at 5.80%).

     (2) Face value of the discount notes is $295.0 million. End of year balances presented here are net of the discount and assume accretion of the discount as interest expense at an annual rate of 14.00%.

     (3) In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64%, 10-year Senior notes due in full July 1, 2012. The proceeds of the offering were used to retire both the short-term line of credit and the non-current portion of the 1993 Senior Notes.

     (4) On November 12, 2002, Chillicothe Telephone amended and restated its 1998 $12,000,000 senior notes due 2018. The interest rate on the amended notes will be 6.72%, an increase of 10 basis points, with the same maturity date as the 1998 Senior Notes.

Statement of Cash Flows

     At September 30, 2002, we had cash and cash equivalents of approximately $117.0 million, including Horizon PCS' deposit requirements discussed below, and working capital of approximately $115.0 million. At December 31, 2001, we had cash and cash equivalents of approximately $127.2 million and working capital of approximately $104.4 million. Horizon PCS was also required to escrow funds sufficient to cover the first four interest payments on the senior notes. These funds are presented as restricted cash on the consolidated balance sheet. The decrease in cash and cash equivalents of approximately $10.1 million is primarily attributable to the funding of our loss from continuing operations of approximately $125.9 million (this loss also includes certain non-cash charges) and funding our capital expenditures of approximately $66.1 million during the first nine months ended September 30, 2002, offset by the $105.0 million draw on Horizon PCS' secured credit facility.

     Net cash used in operating activities for the nine months ended September 30, 2002, was approximately $51.3 million. This reflects the continuing use of cash for our operations to build our customer base, including but not limited to providing service in our markets and the costs of acquiring new customers. The net loss of approximately $125.9 million was partially offset by increases to depreciation, non-cash interest expense and the provision for doubtful accounts receivable, offset by increases to accounts receivable. We expect to continue to see negative cash flows from operations for the remainder of 2002 and through 2003. We expect to be EBITDA positive in 2004.

     Net cash used in investing activities was approximately $64.5 million for the nine months ended September 30, 2002, reflecting the continuing build-out of the Horizon PCS network as well as the deployment of capital necessary to offer VDSL service. At September 30, 2002, we operated approximately 791 cell sites in our PCS network (an additional 507 cell sites were operated by the Alliances in our territories). This represents an addition of approximately 187 sites during the nine months ended September 30, 2002. In addition to the sites, we have increased the number of PCS switching stations in our territory and have increased our number of PCS retail stores from 38 at the end of 2001, to 40 at September 30, 2002. We will incur additional capital expenditures as we complete the build-out of our network, including the launch of additional PCS retail stores, completing additional cell sites for 3G compatibility and expanding capacity at our switches as needed but anticipate future expenditures to be less than historical levels.

     Net cash provided by financing activities for the nine months ended September 30, 2002, was approximately $105.6 million consisting primarily of $105.0 million draw Horizon PCS' term loan A required under the secured credit facility. We incurred approximately $2.8 million of deferred financing fees related to the amendment of Horizon PCS' covenants under its secured credit facility. In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64%, 10 year Senior notes due in full July 1, 2012 ("2002 Senior Notes"). The proceeds of the offering were used to retire both the short-term line of credit with Huntington National Bank ($18,400,000 at repayment) and the non-current portion of the 1993 Senior Notes ($6,000,000 at repayment). The remaining funds will be used for general corporate purposes.

     On November 12, 2002, Chillicothe Telephone amended and restated its 1998 $12,000,000 senior notes due 2008. The interest rate on the amended notes will be 6.72%, an increase of 10 basis points, with the same maturity dates as the 1998 Senior Notes. Chillicothe Telephone refinanced its 1998 Senior Notes in order to align the debt covenants of those notes with the covenants of the 2002 Senior Notes, which are less restrictive than the covenants of the original 1998 Senior Notes.

Debt Covenants

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. Horizon PCS did not meet the covenant for EBITDA for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for the quarter, Horizon PCS incurred additional expenses to add those customers. Although Horizon PCS believes it will ultimately benefit from the revenues generated by new subscribers, Horizon PCS incurs one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affected EBITDA during the period of the addition of new subscribers, which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

     On June 27, 2002, Horizon PCS entered into a fourth amendment to its secured credit facility with its bank group. The amendment adjusts certain financial covenants and increases the margin on the base interest rate by 25 basis points to LIBOR plus 400 to 450 basis points, while also providing for the payment of fees to the banking group, an increase in post-default interest rates, a new financial covenant regarding minimum available cash, additional prepayment requirements, restrictions on Horizon PCS' borrowings under the remaining $95.0 million line of credit and deposit requirements on the $105.0 million borrowed under the secured credit facility in March 2002. The amendment and details on the requirements and restrictions were filed with the Company's Form 8-K on June 27, 2002.

     The following table details the maximum amount available to be borrowed on the line of credit under Horizon PCS' secured credit facility for the period then ended:


                                                        Maximum amount
                                                        available to be
                                                            borrowed
                                                      ------------------
September 30, 2002..................................   $              --
December 31, 2002...................................                  --
March 31, 2003......................................                  --
June 30, 2003.......................................          16,000,000
September 30, 2003..................................          26,000,000
December 31, 2003...................................          33,000,000
March 31, 2004......................................          52,000,000
April 1, 2004.......................................          95,000,000

     The following table details the minimum balance requirements placed on cash and cash equivalents under the amended terms of Horizon PCS' secured credit facility:

                                                          Deposit balance
                                                            requirement
                                                       -------------------
At September 30, 2002.................................  $       71,000,000
October 1, 2002, through November 15, 2002............          63,000,000
November 16, 2002, through December 31, 2002..........          55,000,000
January 1, 2003, through February 15, 2003............          33,000,000
February 16, 2003, through March 31, 2003.............          11,000,000
April 1, 2003, through May 15, 2003...................           5,500,000

     As of September 30, 2002, Horizon PCS was in compliance with all of the applicable covenants, as amended.

     Chillicothe Telephone's 1998 Senior Notes contain a covenant that restricts the amount of investments that Chillicothe Telephone may make in loans, stock or other securities of another company. For the covenant reporting quarter ended June 30, 2002, Chillicothe Telephone failed to comply with the covenant related to these restricted investments, which constitutes an event of default under the note purchase agreement. Additionally the 1993 Senior Notes contain a covenant that restricts the amount of Chillicothe Telephone's funded debt. Due to the issuance of the 2002 Senior Notes, the proceeds of which were used to retire the non-current portion of the 1993 Senior Notes, coupled with the current portion of the 1993 Senior Notes, Chillicothe Telephone failed to comply with this covenant at September 30, 2002. A waiver of non-compliance on the intercompany investment covenant violation on the 1998 Senior Notes on the 1998 Senior Notes was obtained on August 8, 2002, and a waiver of non-compliance on the funded debt covenant violation ont he 1998 Senior Notes was obtained on August 14, 2002. Both waivers were extended on September 12, 2002. Also, on August 14, 2002, the 1993 Senior Notes were amended to provide for the issuance fo the 2002 Senior Notes.

Credit Ratings

     On September 26, 2000, Horizon PCS received $149.7 million from the issuance of $295.0 million of discount notes. The discount notes accrete in value at a rate of 14% compounded semi-annually. The Company is required to begin making semi-annual cash interest payments on the discount notes on October 1, 2005. The discount notes were subject to an exchange offer that was completed in 2001. At September 30, 2002, the discount notes were rated by Standard and Poors ("S&P") as "B-", which means a company's obligation is vulnerable to non-payment under adverse business, financial or economic conditions, but the obligor of an issue currently has the capacity to meet its financial commitment on its obligation. On October 29, 2002, S&P downgraded our corporate debt rating to "CCC+" with a negative outlook, which means an obligation "is currently vulnerable to nonpayment and is dependent upon favorable business, financial, and economic conditions for the obligor to meet its financial commitment on the obligation. In the event of adverse business, financial, or economic conditions, the obligor is not likely to have the capacity to meet its financial commitment on the obligation." At September 30, 2002, Moody's Investors Services ("Moody's") rated the notes as "Caa1", which means an issue is in "poor standing." On October 28, 2002, Moody's downgraded it's rating on our discount notes to "C," which is Moody's lowest bond rating. The CUSIP on the discount notes is 44043UAC4.

     On December 7, 2001, Horizon PCS received $175.0 million from the issuance of unsecured senior notes. Cash interest payments on the senior notes are made semi-annually at an annual rate of 13.75%. A portion of the offering proceeds was placed in an escrow account to fund the first four semi-annual interest payments and is classified as restricted cash. The first interest payment was made on June 15, 2002. The senior notes were subject to an exchange offer that was completed in 2002. At September 30, 2002, the senior notes were rated by S&P as "B-." On October 29, 2002, S&P downgraded our corporate debt rating to "CCC+" with a negative outlook. Moody's rated the senior notes as "Caa1", which is a bond in "poor standing." On October 28, 2002, Moody's downgraded its rating on our senior notes to "C," which is Moody's lowest bond rating. The CUSIP on the senior notes is 44043UAH3.

Funding Requirements

     At September 30, 2002, Horizon PCS had a $95.0 million line of credit committed under its secured credit facility with restrictions. We believe the available borrowings under Horizon PCS' secured credit facility will be adequate to fund the PCS network build-out, anticipated operating losses and working capital requirements until Horizon PCS achieves positive EBITDA, which we now expect to occur in first quarter of 2004. We believe the increase in churn and subsequent write-offs of involuntary NDASL deactivations combined with a slow down in activation growth during the second and third quarters of 2002 has extended the time it will take to reach positive EBITDA.

     For the year ended December 31, 2002, we anticipate our annual funding needs will be approximately $165.0 million, of which approximately $70.0 million to $85.0 million will be used for capital expenditures; the remainder will be used to fund working capital and operating losses. The terms of their respective credit agreements prohibit or severely restrict the ability of Chillicothe Telephone and Horizon PCS to provide funds to their affiliates in the event the affiliate experiences a shortfall. The actual funds required to build-out and upgrade our wireless network and to fund operating losses, working capital needs and other capital needs may vary materially from our estimates and additional funds may be required because of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks. Additionally, Sprint is planning to continually upgrade their nationwide wireless network to deploy higher data-rate speeds, which may require us to outlay additional capital expenditures in future years that have not been determined at this point. Should the Company be required to upgrade its network to provide 3G services that meet Sprint's standards, we may need to obtain additional financing to fund those capital expenditures.

     Other future cash expenditures that may require additional borrowings include:

     O expanding the coverage within our existing operating markets or improving call quality with fill-in coverage;

     O opening additional retail stores, beyond our current plan of 51 stores;

     O mergers or acquisitions of other PCS affiliates of Sprint or other compatible PCS carriers;

     O the grant to us by Sprint of additional markets under our Sprint agreements; and/or

     O expanding our PCS network, if economically justifiable, by exercising our right to build our own network in our markets which are covered by our network services agreement with the Alliances under the terms of that amended agreement.

     If we are unable to obtain any necessary additional financing, or if we incur further restrictions on the availability of our current funding to meet the covenants imposed under our credit facilities or Horizon PCS is unable to complete its network upgrades and build-out as required by the management agreements, Sprint may terminate our agreements; we will no longer be able to offer Sprint PCS products and services. In this event, Sprint may purchase our operating assets or capital stock under terms defined in our agreements with Sprint. Also, any delays in our build-out may result in penalties under our Sprint agreements, as amended. ` Other factors that would impact liquidity are:

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

     Income from ongoing operations and EBITDA are not measures of financial performance under generally accepted accounting principles and should not be considered alternatives to net income (loss) as measures of performance or to cash flows as a measure of liquidity.

SEASONALITY

     Our local and long-distance telephone, Internet and data services businesses are not subject to seasonal influences. Our wireless telephone business is subject to seasonality because the wireless industry has been historically heavily dependent on calendar fourth quarter results. Among other things, that industry relies on significantly higher customer additions and handset sales in the calendar fourth quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including:

     O the increasing use of retail distribution, which is more dependent upon the year-end holiday shopping season;

     O    the timing of new product and service announcements and introductions;

     O    competitive pricing pressures; and

     O    aggressive marketing and promotions.

INFLATION

     We believe that inflation has not had an adverse effect on our results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requesting that expenses related to the exit of an activity or disposal of long-lived assets be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company will adopt SFAS No. 146 on January 1, 2003 and has not yet determined the financial impact the adoption of this pronouncement will have on its financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishments of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on July 1, 2002, and it has not had a material effect on the Company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No.
142. The Company adopted SFAS No. 144 on January 1, 2002. See Note 6 in the "Notes to Consolidated Financial Statements" for discussion on the impact of adoption of this statement.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003 and is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     The Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." on January 1, 2002. As a result of the adoption, goodwill amortization ceased as of December 31, 2001, and the Company is required to complete an impairment test of its remaining goodwill balance annually (more frequently if impairment indicators arise). As of September 30, 2002, Horizon PCS has goodwill of approximately $7,191,000, net of accumulated amortization, related to the acquisition of Bright PCS. See Note 9 in the "Notes to Consolidated Financial Statements" for additional information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not engage in commodity futures trading activities and do not enter into derivative financial instruments for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that would expose us to market risk.

     In the normal course of business, our operations are exposed to interest rate risk. Our primary interest rate risk exposure relates to (i) Horizon PCS' variable-rate secured credit facility, (ii) our ability to refinance our fixed-rate notes at maturity at market rates, and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants under our debt instruments. We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable-rate debt and interest rate swaps.

     In the first quarter of 2001, we entered into a two-year interest rate swap, effectively fixing $25.0 million of term loan B borrowed under Horizon PCS' secured credit facility. In the third quarter of 2001, we entered into another two-year interest rate swap effectively fixing the remaining $25.0 million of term loan B. The following table compares the current market rates on the balances subject to the swap agreements:

(Dollars in millions)                     At September 30, 2002
                                ------------------------------------------
                                   Balance     Market rate      Swap rate
                                ------------  --------------  ------------
Swap 1.....................           $25.0         6.32%           9.40%
Swap 2.....................           $25.0         6.32%           7.65%

     Since our swap interest rates are currently greater than the market interest rates on our underlying debt, our results from operations currently reflect a higher interest expense than had we not hedged our position. Since inception and through September 30, 2002, we have recognized approximately

$200,000 in losses due to the ineffectiveness of these swaps in the consolidated statements of operations. At September 30, 2002, the Company recognized approximately $700,000 in other comprehensive losses on the balance sheet.

     While we cannot predict our ability to refinance existing debt, we continue to evaluate our interest rate risk on an ongoing basis. If we do not renew our swaps, or, if we do not hedge incremental variable-rate borrowings under our secured credit facility, we will increase our interest rate risk, which could have a material impact on our future earnings. As of September 30, 2002, approximately 84% of our long-term debt is fixed-rate or is variable-rate that has been swapped under fixed-rate hedges, thus reducing our exposure to interest rate risk. Currently, a 100 basis point increase in interest rates would increase our interest expense approximately $1.1 million.

ITEM 4. CONTROLS AND PROCEDURES

     With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

     There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Note Purchase Agreement for the 1998 Senior Notes of Chillicothe Telephone contains a covenant that restricts the amount of investments that Chillicothe Telephone may make in loans, stock or other securities of another company. For the quarter ended June 30, 2002, Chillicothe Telephone failed to comply with the covenant related to these restricted investments, which constitutes an event of default under the note purchase agreement. Chillicothe Telephone entered into a waiver agreement with the noteholders to remedy the non-compliance. The waiver was signed by both parties on August 8, 2002. This waiver was extended on September 12, 2002. Also on August 14, 2002, the 1993 Senior Notes were amended to provide for the issuance of the 2002 Senior Notes.

     The 1998 Senior Notes and the 1993 Senior Notes of Chillicothe Telephone contain a covenant that restricts the amount of Chillicothe Telephone's funded debt. Due to the issuance of the 2002 Senior Notes, coupled with the fact that the last payment due on the 1993 Senior Notes was not made until November 1, 2002, Chillicothe Telephone failed to comply with this covenant at September 30, 2002. A waiver of non-compliance was obtained in anticipation of the violation of the 1998 Senior Notes and signed by both parties on August 14, 2002. This waiver was extended on September 12, 2002. Also, on August 14, 2002, the 1993 Senior Notes were amended to provide for the issuance of the 2002 Senior Notes.

     In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64% senior notes ("2002 Senior Notes") due in full July 1, 2012. The proceeds of the offering were used to retire both the short-term line of credit with Huntington National Bank and the non-current portion of the 1993 Senior Notes. The current portion of the 1993 Senior Notes was repaid on November 1, 2002. The remaining funds will be used for general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

     In addition, potential competitors generally cannot, under current laws, receive the same universal service support enjoyed by Chillicothe Telephone. Chillicothe Telephone therefore enjoys a competitive advantage, which could, however, be removed by regulators at any time. The Telecommunications Act of 1996 (the "Telecom Act") provides that competitors could obtain the same support as we do if the Public Utilities Commission of Ohio determines that granting such support to competitors would be in the public interest. If such universal service support were to become available to potential competitors, we might not be able to compete as effectively or otherwise continue to operate as profitably in our Chillicothe Telephone markets. Any shift in universal service regulation could, therefore, have an adverse effect on our business.

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

     RISK OF LOSS OF PROTECTED STATUS UNDER INTERCONNECTION RULES. Chillicothe Telephone takes the position that it does not have to comply with more burdensome requirements in the Telecom Act governing the rights of competitors to interconnect to our traditional telephone companies' networks due to our status as a rural telephone company. If state regulators decide that it is in the public's interest to impose these interconnection requirements on us, more competitors could enter our traditional telephone markets than are currently expected and we could incur additional administrative and regulatory expenses as a result of such newly imposed interconnection requirements.

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

     We expect to incur significant operating losses and to generate significant negative cash flow from operating activities until 2004 while we continue to construct our network and grow our customer base. Our operating profitability will depend upon many factors, including our ability to market our services, achieve our projected market penetration and manage customer turnover rates. If we do not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, we may not be able to meet our debt service requirements.

IF WE FAIL TO COMPLETE THE BUILD-OUT OF OUR NETWORK, SPRINT PCS MAY TERMINATE THE SPRINT PCS AGREEMENTS AND WE WOULD NO LONGER BE ABLE TO OFFER SPRINT PCS PRODUCTS AND SERVICES FROM WHICH WE GENERATE SUBSTANTIALLY ALL OUR REVENUES.

     Our long-term affiliation agreements with Sprint PCS, which we refer to as the Sprint PCS agreements, require us to build and operate the portion of the Sprint PCS network located in our territory in accordance with Sprint PCS' technical specifications and coverage requirements. The agreements also require us to provide minimum network coverage to the population within each of the markets that make up our territory by specified dates.

     Under our original Sprint PCS agreements, we were required to complete the build-out in several of our markets in Pennsylvania and New York by December 31, 2000. Sprint PCS and HPC agreed to an amendment of the build-out requirements, which extended the dates by which we were to launch coverage in several markets. The amended Sprint PCS agreement provides for monetary penalties to be paid by us if coverage is not launched by these extended contract dates. The amounts of the penalties depends on the market and length of delay in launch, and in some cases, whether the shortfall relates to an initial launch in the market or completion of the remaining build-out. The penalties must be paid in cash or, if both Horizon PCS and Sprint PCS agree, in shares of Horizon PCS stock.

     Under the amended Sprint PCS agreement, portions of the New York, Sunbury, Williamsport, Oil City, Dubois, Erie, Meadville, Sharon, Olean, Jamestown, Scranton, State College, Stroudsburg, Allentown and Pottsville markets were required to be completed and launched by October 31, 2001. Although we launched service in portions of each of these markets, we did not complete all of the build-out requirements. We notified Sprint PCS in November 2001 that it was our position that the reasons for the delay constitutes events of "force majeure" as described in the Sprint PCS agreements and that, consequently, no monetary penalties or other remedies were applicable. The delay was primarily caused due to delays in obtaining the required backhaul services from local exchange carriers and zoning and other approvals from governmental authorities. On January 30, 2002, Sprint PCS notified us that, as a result of these force majeure events, it does not consider our build-out delay to be a breach of the Sprint PCS agreement. We agreed to use commercially reasonable efforts to complete the build-out by June 30, 2002. We have not been able to complete some of the sites in some markets due to continuing force majeure issues.

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

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR LONG-TERM DEBT OBLIGATIONS.

     As of September 30, 2002, our total debt outstanding was $625.0 million, comprised of $155.0 million borrowed under our secured credit facility, $175.0 million due under our senior notes issued in December 2001 and $295.0 million represented by our discount notes (which are reported on our balance sheet at September 30, 2002, net of a discount of approximately $116.0 million).

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

IF SPRINT PCS TERMINATES THE SPRINT PCS AGREEMENTS, THE BUY-OUT PROVISIONS OF THOSE AGREEMENTS MAY DIMINISH THE VALUATION OF OUR COMPANY.

     Provisions of the Sprint PCS agreements could affect our valuation and decrease our ability to raise additional capital. If Sprint PCS terminates these agreements, Sprint PCS may purchase our operating assets or capital stock for 80% of the "Entire Business Value" as defined by the agreement. If the termination is due to our breach of the Sprint PCS agreements, the percent is reduced to 72% instead of 80%. Under our Sprint PCS agreements, the Entire Business Value is generally the fair market value of our wireless business valued on a going concern basis as determined by an independent appraiser and assumes that we own the FCC licenses in our territory. In addition, Sprint PCS must approve any change of control of our ownership and consent to any assignment of the Sprint PCS agreements. Sprint PCS also has a right of first refusal if we decide to sell our operating assets in our Bright PCS markets. We are also subject to a number of restrictions on the transfer of our business including a prohibition on selling our company or our operating assets to a number of identified and yet to be identified competitors of Sprint PCS or Sprint. These and other restrictions in the Sprint PCS agreements may limit the marketability of and reduce the price a buyer may be willing to pay for the Company and may operate to reduce the Entire Business Value of the Company.

THE  TERMINATION  OF OUR  STRATEGIC  AFFILIATION  WITH SPRINT PCS OR SPRINT PCS'
FAILURE TO PERFORM ITS OBLIGATIONS UNDER THE SPRINT PCS AGREEMENTS WOULD SEVERELY RESTRICT OUR ABILITY TO CONDUCT OUR BUSINESS.

     Because Sprint PCS owns the FCC licenses that we use in our territory, our ability to offer Sprint PCS products and services on our network is dependent on the Sprint PCS agreements remaining in effect and not being terminated. Sprint PCS may terminate the Sprint PCS agreements for breach by us of any material terms. We also depend on Sprint PCS' ability to perform its obligations under the Sprint PCS agreements. The termination of the Sprint PCS agreements or the failure of Sprint PCS to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct our wireless digital communications business.

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

WE DEPEND ON OTHER TELECOMMUNICATIONS COMPANIES FOR SOME SERVICES THAT, IF DELAYED, COULD DELAY OUR PLANNED NETWORK BUILD-OUT AND DELAY OUR EXPECTED INCREASES IN CUSTOMERS AND REVENUES.

     We depend on other telecommunications companies to provide facilities and transport to interconnect portions of our network and to connect our network with the landline telephone system. American Electric Power, Ameritech, AT&T,

Verizon and Sprint (long distance) are our primary suppliers of facilities and transport. Without these services, we could not offer Sprint PCS services to our customers in some areas. From time to time, we have experienced delays in obtaining facilities and transport from some of these companies, and in obtaining local telephone numbers for use by our customers, which are sometimes in short supply, and we may continue to experience delays and interruptions in the future. Delays in obtaining facilities and transport could delay our build-out and capacity plans and our business may suffer. Delays could also result in a breach of our Sprint PCS agreements, subjecting these agreements to potential termination by Sprint PCS.

IF WE DO NOT MEET ALL OF THE CONDITIONS UNDER OUR SECURED CREDIT FACILITY, WE MAY NOT BE ABLE TO DRAW DOWN ALL OF THE FUNDS UNDER THE FACILITY AND, AS A RESULT, WE MAY NOT BE ABLE TO COMPLETE THE BUILD-OUT OF OUR NETWORK, WHICH MAY RESULT IN THE TERMINATION OF THE SPRINT PCS AGREEMENTS.

     Our secured credit facility provides for aggregate borrowings of $250.0 million of which $155.0 million was borrowed as of September 30, 2002. Availability of future borrowings will be subject to customary credit conditions at each funding date, including the following:

     o    the absence of any default or event of default;

     o    the continuing accuracy of all representations and warranties; and

     o    no material adverse change.

     If we do not meet these conditions at each funding date, our secured lenders may choose not to lend any or all of the remaining amounts, and if other sources of funds are not available, we may not be in a position to complete the build-out of our network. If we do not have sufficient funds to complete our network build-out, we may be in breach of the Sprint PCS agreements and in default under our senior secured credit facility.

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. We did not meet the covenant for EBITDA for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for the quarter, we incurred additional expenses to add those customers. Although we ultimately benefit from the revenues generated by new subscribers, we incur one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect EBITDA in the short-term during the period of the addition of new subscribers which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

     On June 27, 2002, Horizon PCS obtained a waiver of the non-compliance with the EBITDA covenant for the first quarter of 2002 and entered into an amendment of the secured credit facility. The amended facility primarily adjusts certain financial covenants and increases the margin on the base interest by 25 basis points, while also providing for the payment of fees to the banking group, an increase in post-default interest rates, a new financial covenant regarding minimum available cash, additional prepayment requirements, restrictions on Horizon PCS' borrowings under the remaining $95.0 million revolving credit facility and deposit requirements on the $105.0 million borrowed under the secured credit facility in March 2002.

     There can be no assurance that Horizon PCS' financial or operating results will not be lower than expected in future quarters, causing another non-compliance to occur, which could have a material adverse effect on Horizon PCS' financial condition and results of operations.

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

WE MAY HAVE DIFFICULTY OBTAINING INFRASTRUCTURE EQUIPMENT AND HANDSETS, WHICH COULD RESULT IN DELAYS IN OUR NETWORK BUILD-OUT, DISRUPTION OF SERVICE OR LOSS OF CUSTOMERS.

     If we cannot acquire the equipment required to build or upgrade our network in a timely manner, we may be unable to provide wireless communications services comparable to those of our competitors or to meet the requirements of the Sprint PCS agreements. Manufacturers of this equipment could have substantial order backlogs. Accordingly, the lead-time for the delivery of this equipment may be longer than anticipated. In addition, the manufacturers of specific types handsets may have to distribute their limited supply of products among their numerous customers. Some of our competitors purchase large quantities of communications equipment and may have established relationships with the manufacturers of this equipment. Consequently, they may receive priority in the delivery of this equipment. If we do not obtain equipment or handsets in a timely manner, we could suffer delays in the build-out of our network, disruptions in service and a reduction in customers.

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

     We will also compete with several PCS providers and other existing communications companies in our markets and expect to compete with new entrants as the FCC licenses additional spectrum to mobile services providers. A number of our cellular, PCS and other wireless competitors have access to more licensed spectrum than the amount licensed to Sprint PCS in most of our territory and therefore will be able to provide greater network call volume capacity than our network to the extent that network usage begins to reach or exceed the capacity of our licensed spectrum. Our inability to accommodate increases in call volume could result in more dropped or disconnected calls. In addition, any competitive difficulties that Sprint may experience could also harm our competitive position and success.

     We anticipate that market prices for two-way wireless voice services and products generally will continue to decline as a result of increased competition. Consequently we may be forced to increase spending for advertising and promotions. Increased competition also may lead to continued increases in customer churn. Those trends could cause further delays in our expected dates to achieve positive EBITDA.

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

     The wireless telecommunications industry is experiencing evolving industry standards. We have employed code division multiple access (CDMA) technology, which is the digital wireless communications technology selected by Sprint PCS for its network. CDMA may not provide the advantages expected by us and by Sprint PCS. In addition to CDMA, there are two other principal signal transmission technologies, time division multiple access, or TDMA, and global systems for mobile communications, or GSM. These three signal transmission technologies are not compatible with each other. If one of these technologies or another technology becomes the preferred industry standard, we may be at a competitive disadvantage and competitive pressures may require Sprint PCS to change its digital technology which, in turn, may require us to make changes at substantially increased costs.

WE MAY NOT RECEIVE AS MUCH SPRINT PCS ROAMING REVENUE AS WE ANTICIPATE AND OUR NON-SPRINT PCS ROAMING REVENUE IS LIKELY TO BE LOW.

     We are paid a fee from Sprint PCS or a Sprint PCS affiliate for every minute that a Sprint PCS subscriber based outside of our territory uses our network. Similarly, we pay a fee to Sprint PCS or a Sprint PCS affiliate for every minute that our customers use the Sprint PCS network outside our territory. Our customers may use the Sprint PCS network outside our territory more frequently than we anticipate, and Sprint PCS subscribers based outside our territory may use our network less frequently than we anticipate. The fee for each Sprint PCS roaming minute used was decreased from $0.20 per minute before June 1, 2001, to $0.15 per minute effective June 1, 2001, and further decreased to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate was changed to $0.10 per minute in 2002. After 2002, the rate will be changed to "a fair and reasonable return," which has not yet been determined. However, based on preliminary discussions with Sprint, we anticipated a significant additional reduction in the rate. As a result, we may receive less Sprint PCS roaming revenue in the aggregate, than we previously anticipated or we may have to pay more Sprint PCS roaming fees in the aggregate than we anticipate.

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

     The FCC requires that licensees like Sprint PCS maintain control of their licensed spectrum and not delegate control to third-party operators or managers like us. Although the Sprint PCS agreements reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot be certain the FCC will agree with us. If the FCC determines that the Sprint PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the Sprint PCS agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the Sprint PCS agreements, they may be terminated. If the Sprint PCS agreements are terminated, we would no longer be a part of the Sprint PCS network and we would have extreme difficulty in conducting our business.

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

BECAUSE SPRINT PCS HAS RECENTLY REQUIRED US TO UPGRADE OUR NETWORK TO PROVIDE "THIRD GENERATION" TECHNOLOGY, WE WILL FACE ADDITIONAL CAPITAL EXPENSES.

     The wireless industry is seeking to implement new "third generations," or "3G", technology. Sprint PCS has selected a version of 3G technology (1XRTT) for its own networks and required us to upgrade our network to provide those services. We currently estimate the network upgrade to 1XRTT will cost approximately $35 million, but actual costs could exceed this estimate. Sprint PCS launched the new 3G technology in August 2002 under the brand, PCS Vision. We participated in that launch along with other Sprint PCS affiliates. We still have additional expenditures pending to complete the full implementation of 3G in all of our markets. If other wireless carriers implement their 3G upgrades on a more rapid timetable, or on a more cost efficient basis, or on a more advanced technology basis, we will likely suffer competitive disadvantages in our markets. While there are potential advantages with 3G technology, such as increased network capacity and additional capabilities for wireless data applications, the technology has not been proven in the marketplace and has the risks inherent in other technological innovations.

     Recently, Sprint has sought to increase service fees during the remainder of 2002 and beyond in connection with its development of 3G-related back-office systems and platforms. Horizon PCS, along with the other PCS affiliates of Sprint, are currently disputing the validity of Sprint's right to pass through this fee to Horizon PCS. If this dispute is resolved unfavorably to Horizon PCS, then Horizon PCS will incur additional expenses.

UNAUTHORIZED USE OF OUR NETWORK AND OTHER TYPES OF FRAUD COULD DISRUPT OUR BUSINESS AND INCREASE OUR COSTS.

     We will likely incur costs associated with the unauthorized use of our network, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming. Although we believe that

Sprint has implemented appropriate controls to minimize the effect to us of fraudulent usage, our efforts may not be successful.

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

     Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business. In connection with these transactions, we may also issue additional equity securities and incur additional debt.

THE SPRINT PCS AGREEMENTS AND OUR RESTATED CERTIFICATE OF INCORPORATION INCLUDE PROVISIONS THAT MAY DISCOURAGE, DELAY OR RESTRICT ANY SALE OF OUR OPERATING ASSETS OR COMMON STOCK TO THE POSSIBLE DETRIMENT OF OUR NOTEHOLDERS.

     The Sprint PCS agreements restrict our ability to sell our operating assets and common stock. Generally, Sprint PCS must approve a change of control of our ownership and consent to any assignment of the Sprint PCS agreements. The Sprint PCS agreements also give Sprint PCS a right of first refusal if we decide to sell the operating assets of our Bright PCS markets to a third party. In addition, provisions of our restated certificate of incorporation could also operate to discourage, delay or make more difficult a change in control of our company. For example, our restated certificate of incorporation provides for:

     o two classes of common stock, with our class B common stock having ten votes per share;

     o    the issuance of preferred stock without stockholder approval; and

     o    a classified board, with each board member serving a three-year term.

     The restrictions in the Sprint PCS agreements and the provisions of our restated certificate of incorporation could discourage any sale of our operating assets or common stock.

     WE MAY EXPERIENCE A HIGH RATE OF CUSTOMER TURNOVER, WHICH WOULD INCREASE OUR COSTS OF OPERATIONS AND REDUCE OUR REVENUE AND POTENTIALLY CAUSE A VIOLATION OF THE COVENANTS UNDER HPCS' SECURED CREDIT FACILITY.

     Our strategy to minimize customer turnover, commonly known as churn, may not be successful. As a result of customer turnover, we lose the revenue attributable to these customers and increase the costs of establishing and growing our customer base. The PCS industry has experienced a higher rate of customer turnover as compared to cellular industry averages. We have experienced an increase in churn during 2002, primarily caused by NDASL customers' inability to pay for services billed. Current and future strategies to reduce customer churn may not be successful.

     The rate of customer turnover is affected by the following factors, several of which are not within our ability to address:

     o    credit worthiness of customers;

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

     o    unanticipated changes in Sprint PCS' products and services.

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

     Media reports have suggested that radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation. Any resulting decrease in demand for our services, or costs of litigation and damage awards, could impair our ability to profitably operate our business

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Exhibits

              3.1*            Articles of Incorporation of Horizon Telcom, Inc.

              3.2*            Bylaws of Incorporation of Horizon Telcom, Inc.

              4.1*            Form of Stock Certificate

              10.48** Waiver Agreement between The Chillicothe Telephone Company, American United Life Insurance Company and The State Life Insurance Company dated as of August 8, 2002.

              10.49** Senior Note Purchase agreement for $30,000,000 at 6.64%, between The Chillicothe Telephone Company, The Variable Annuity Life Insurance Company, AIG Annuity Insurance Company, and Modern Woodmen of America, dated as of August 1, 2002.

              10.50** Amended and Restated Note Purchase Agreement for $12,000,000 at 6.72%, between The Chillicothe Telephone Company, American United Life Insurance Company and The State Life Insurance Company, dated as of November 1, 2002.

              10.51** Waiver Agreement between The Chillicothe Telephone Company, American United Life Insurance Company and The State Life Insurance Company dated as of August 14, 2002.

              10.52** Amendment Agreement between The Chillicothe Telephone Company, Northern Life Insurance Company and Reliastar Life Insurance Company dated as of August 14, 2002.

              10.53** Waiver Extension Agreement between The Chillicothe Telephone Company, The American United Life Insurance Company and The State Life Insurance Company dated as of September 12, 2002.

          *         Incorporated  by  reference  to the  exhibit  with  the same number  previously  filed by the Registrant on Form 10 (Reg.
                    No.  0-32617)
          **        Filed herewith.

          (B)       Reports on Form 8-K

                    None.

      Horizon Telcom, Inc., Certification for Quarterly Report on Form 10-Q


I, Thomas McKell, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Horizon Telcom, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                 /s/  Thomas McKell
                                        -------------------------------------
                                        Thomas McKell
                                        President and Chief Executive Officer

Horizon Telcom, Inc., Certification for Quarterly Report on Form 10-Q


I, Peter M. Holland, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Horizon Telcom, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002                      /s/  Peter M. Holland
                                             --------------------------
                                             Peter M. Holland
                                             Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HORIZON TELCOM, INC.
                                  (Registrant)

Date:  November 13, 2002          By: /s/ Thomas McKell
                                      ----------------------------------
                                          Thomas McKell
                                          Chief Executive Officer


Date:  November 13, 2002          By: /s/ Peter M. Holland
                                      ----------------------------------
                                          Peter M. Holland
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Chief Accounting Officer)







                                       64
1553879