Form 10-K
period 2002-12-31
HORIZON TELCOM INC
filed 2003-03-31
CIK 1139218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2002

                                       OR

    [ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2003, there were 90,552 shares of class A common stock outstanding and 271,926 shares of class B common stock outstanding.

                              HORIZON TELCOM, INC.
                                    FORM 10-K
                                  ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
PART I
     ITEM 1.     Business.........................................................................................2
     ITEM 2.     Properties......................................................................................29
     ITEM 3.     Legal Proceedings...............................................................................29
     ITEM 4.     Submission of Matters to a Vote of Security Holders.............................................29

PART II
     ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters...........................29
     ITEM 6.     Selected Financial Data.........................................................................31
     ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operation............32
     ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk......................................73
     ITEM 8.     Financial Statements and Supplementary Data.....................................................73
     ITEM 9.     Changes In and Disagreements With Accountants on Accounting and
                         Financial Disclosure....................................................................73

PART III
     ITEM 10.   Directors and Executive Officers of the Registrant...............................................74
     ITEM 11.   Executive Compensation...........................................................................76
     ITEM 12.   Security Ownership of Certain Beneficial Owners and Management...................................84
     ITEM 13.   Certain Relationships and Related Transactions...................................................85
     ITEM 14.   Controls and Procedures..........................................................................86

PART IV
     ITEM 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................88



                                     PART I

     As used herein and except as the context may otherwise require, "the Company," "we," "us," "our" or "Horizon Telcom" means, collectively, Horizon Telcom, Inc. and its subsidiaries: Horizon PCS, Inc., The Chillicothe Telephone Company, Horizon Technology, Inc. and Horizon Services, Inc. References to "Horizon PCS" refer to Horizon PCS, Inc., and its subsidiaries Horizon Personal Communications, Inc. ("HPC" or "Horizon Personal Communications") and Bright Personal Communications Services, LLC ("Bright PCS").

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

     O    estimates for churn and ARPU (defined below);

     O statements regarding Horizon PCS' plans for and costs of the build-out of its PCS network;

     O    statements  regarding  our  anticipated   revenues,   expense  levels,
          liquidity and capital resources and projections of when we will achieve break-even or positive operating cash flow; and

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

     And, in addition the following factors related to Horizon PCS:

     O    Horizon PCS' ability to continue as a going concern;

     O    Horizon PCS' significant level of indebtedness;

     O the likelihood that Horizon PCS will fail to comply with debt covenants in its senior secured credit facility;

     O the nature and amount of the fees that Sprint charges Horizon PCS for back office services;

     O Horizon PCS' potential need for additional capital or the need for refinancing existing indebtedness;

     O Horizon PCS' dependence on its affiliation with Sprint and its dependence on Sprint's back office services;

     O the need to successfully complete the build-out of Horizon PCS' portion of the Sprint PCS network on our anticipated schedule;

     O the potential to continue to experience a high rate of customer turnover;

     O Horizon PCS' lack of operating history and anticipation of future losses;

     O    potential fluctuations in Horizon PCS' operating results;

     O    Horizon PCS' ability to attract and retain skilled personnel; and

     O the possibility that the nature and extent of Horizon Telcom's ownership interest in Horizon PCS may be materially adversely affected by the foregoing factors.

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

ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

     As of December 31, 2002, Horizon PCS, Inc., a corporation in which we hold a majority ownership interest, was in compliance with its covenants with regards to its outstanding debt. However, Horizon PCS believes that it is probable that it will violate one or more covenants under its secured credit facility in 2003. The failure to comply with a covenant would be an event of default under Horizon PCS' secured credit facility, and would give the lenders the right to pursue remedies against Horizon PCS. These remedies could include acceleration of amounts due under the facility. If the lenders elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures for Horizon PCS' senior notes and discount notes (see "Note 12" in the "Notes to Consolidated Financial Statements") and would give Sprint certain remedies under Horizon PCS' Consent and Agreement with Sprint. See "The Sprint Agreements." Horizon PCS does not have sufficient liquidity to repay all of the indebtedness under these obligations. Horizon PCS' independent auditors' report dated March 4, 2003 states that these matters raise substantial doubts about Horizon PCS' ability to continue as a going concern.

     In addition, without the additional borrowing capacity under the senior credit facility, significant modifications in the amounts charged by Sprint under the management agreements, significant modifications in the amounts charged by the Alliances under the Network Service Agreement, and/or a restructuring of Horizon PCS' capital structure, Horizon PCS likely does not have sufficient liquidity to fund its operations so that it can pursue its desired business plan and achieve positive cash flow from operations.

    Horizon PCS plans to take the following steps (some of which it has already commenced) within the next six months to achieve compliance under its debt facilities and to fund its operations:

     O Entering into negotiations with Sprint to adjust the amounts charged by Sprint to Horizon PCS under the Sprint management agreements to improve the Horizon PCS's cash flow from operations.

     O Entering into negotiations with the lenders under the senior credit facility to modify the debt covenants, and if necessary, to obtain waivers and/or a forbearance agreement with respect to defaults under Horizon PCS' senior credit facility.

     O Entering into negotiations with the lenders under its senior credit facility to obtain the right to borrow under the $95 million line of credit and to modify the repayment terms of this facility.

     O If the lenders under its senior credit facility accelerate the senior secured debt, negotiating a waiver or forbearance agreement with representatives of the holders of its senior notes and discount notes.

     O Entering into negotiations or arbitration with the Alliances to reduce the amounts charged by Alliances to Horizon PCS under the network agreements to improve Horizon PCS' cash flow from operations.

     O Pursuing means to reduce operating expenses by critically analyzing all expenses and entering into pricing negotiations with key vendors.

     Horizon PCS would need to be successful in these efforts to be in position to execute its business plan and achieve positive cash flow. Horizon PCS can give no assurance that it will be successful in these efforts. In its early discussions with Sprint, Sprint has indicated reluctance in modifying the fee structure as needed under the first item listed above.

     Horizon PCS has engaged Berenson & Company, an investment banking firm, to assist in its efforts to renegotiate or restructure its equity, debt and other contractual obligations.

     If Horizon PCS is unable to restructure its current debt and other contractual obligations as discussed above, it would need to:

     O    obtain financing to satisfy or refinance its current obligations;

     O find a purchaser or strategic partner for Horizon PCS' business or otherwise dispose of its assets; and/or

     O    seek bankruptcy protection.

     There is a substantial risk that Horizon Telcom would lose all or a substantial portion of the value of its investment in Horizon PCS in connection with any restructuring of Horizon PCS. While Horizon Telcom may retain an equity interest in a restructuring of Horizon PCS, it is possible that Horizon Telcom will lose voting control of Horizon PCS and will lose all of the value of its investment in Horizon PCS in connection with restructuring. See "Risks Related To Horizon PCS."

     Horizon Telcom, Chillicothe Telephone, Horizon Technology, and Horizon Services are not obligated in any form to assist Horizon PCS in its negotiations nor are they obligated to compensate any of Horizon PCS' creditors should Horizon PCS default on any debt agreements. While Horizon PCS faces several liquidity issues, the liquidity of Horizon Telcom independent of Horizon PCS is more favorable. Cash and working capital for Horizon Telcom, net of Horizon PCS, is approximately $8.8 million and approximately $13.2 million, respectively. We believe that this level of working capital is adequate to maintain Horizon Telcom's operations for the foreseeable future. Horizon Telcom, net of Horizon PCS, generated approximately $15.4 million of cash flow from operations during 2002.

OVERVIEW

     Through its operating subsidiaries, Horizon Telcom, Inc. is a facilities-based telecommunications carrier that provides (i) local and long distance telephone, (ii) Internet and network services to residential and business customers located primarily in Ohio, and (iii) wireless personal communications services to customers in Ohio, Indiana, Kentucky, Maryland, Michigan, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, Virginia and West Virginia.

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

     Our majority-owned subsidiary, Horizon PCS, Inc., is in the digital wireless personal communications industry. Horizon PCS is a PCS affiliate of Sprint, with an exclusive right to market Sprint's PCS products and services to a total population of over 10.2 million people in portions of twelve contiguous states. A PCS affiliate of Sprint is an entity that has agreed to act as Sprint's PCS exclusive agent to market its services and manage its customers in a particular area. Horizon PCS' territory covers 54 markets in parts of Indiana, Kentucky, Maryland, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, and West Virginia. These territories are located between Sprint's Chicago, New York and Raleigh/Durham markets and connect or are adjacent to 15 major Sprint PCS markets that have a total population of over 59 million people. We believe that connecting or being adjacent to existing Sprint PCS markets is important to Sprint's and our strategy to provide seamless, nationwide PCS. As a PCS affiliate of Sprint, Horizon PCS markets digital personal communications services under the Sprint and Sprint PCS brand names. At December 31, 2002, Horizon PCS had approximately 270,900 Sprint PCS subscribers in its territory.

     Through our wholly-owned subsidiary, Horizon Technology, Inc., formerly known as United Communications, Inc. ("Horizon Technology"), we offer dial-up Internet and network services and resell long distance services. The Internet and network services are provided under the "bright.net" brand through Horizon Technology's contractual arrangement with Comnet, a consortium of small Ohio telephone companies. Horizon Technology provides long distance services through a reselling arrangement with a primary long distance carrier. Prior to December 1, 2000, Horizon Technology also operated a paging business in the state of Ohio. On December 1, 2000, Horizon Technology sold the assets of its paging business to an unrelated third party.

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

(2) This percentage includes the 48% of Bright PCS which Horizon PCS owns indirectly through Horizon Personal Communications.

     The operations of Chillicothe Telephone, a landline telephone service provider, and Horizon PCS, a wireless personal communications service provider, are our primary business segments. Landline telephone services accounted for approximately 15%, 23% and 51% of our operating revenues, respectively, in 2002, 2001 and 2000. Landline telephone services accounted for $15.4, $16.1 and $15.1 million operating profit for 2002, 2001 and 2000, respectively. Horizon PCS accounted for approximately 82%, 72%, and 39% of our operating revenues, and $113.0 million, $83.5 million and $40.3 million of operating losses, respectively, for 2002, 2001 and 2000.

     Horizon Telcom is incorporated under the laws of Ohio and was organized in 1996 pursuant to the corporate reorganization of Chillicothe Telephone into a holding company structure. Our principal executive offices are located at 68 East Main Street, Chillicothe, Ohio 45601-0480 (telephone number: (740) 772-8200).

     Certain business, financial and competitive information about our operations is discussed below. For additional information regarding our business segments, see "Note 4 Segment Information" in the Notes to Consolidated Financial Statements at "ITEM 8. Financial Statements and Supplementary Data" and "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" below.

EMPLOYEES

     At December 31, 2002, Horizon Telcom had 968 employees, of which 143 were represented by a union. We consider relations with our employees to be good.

                            LOCAL TELEPHONE SERVICES

GENERAL

     Chillicothe Telephone offers integrated telecommunications services as an ILEC to customers served by more than 38,000 telephone lines, known as access lines, which have access to telephone service through our local exchange equipment in Ross, Pickaway, Pike, Jackson, Hocking and Vinton Counties, Ohio. Chillicothe Telephone network facilities include nearly 285 fiber miles, serving ten exchanges, including a central office acting as host to nine remote switches.

     The number of access lines decreased from 38,892 on December 31, 2001, to 38,203 on December 31, 2002. The following table details the changes in access lines over the past three years:


                                                                     AT DECEMBER 31,
                                              ---------------------------------------------------------
                                                     2002                2001                2000
                                              ------------------  ------------------  -----------------
ACCESS LINES
Residential..............................        28,232     74%      28,480     73%      28,820     76%
Business.................................         9,971     26%      10,412     27%       9,004     24%
                                              ---------  ------   ---------  ------   ---------  ------
TOTAL ILEC...............................        38,203    100%      38,892    100%      37,824    100%
                                              =========  ======   =========  ======   =========  ======

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

     Business customers are served by a specialized group trained to manage the products and services unique to business customers. Customers with less complex needs are supported by a telephone customer care group, which develops solutions and schedules service installations. Major business customers are assigned dedicated account executives that are familiar with their complex applications and service requirements.

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

     Chillicothe Telephone operates a class 4/5 Siemens EWSD digital host as a main switch, in a network with nine additional remote switches serving population clusters throughout Ross County, Ohio. Chillicothe Telephone also has an extensive fiber optic network, which covers approximately 285 miles. Chillicothe Telephone has deployed Integrated Services Digital Network ("ISDN"), Asymmetric Digital Subscriber Line ("ADSL") and VDSL high-speed telephone line access service, which brings broadband service capability to approximately 85% of the access line base. We continue to upgrade our distribution network by moving fiber and electronics closer to the customer through the use of remote switching units. The customer care service center operations are supported by a service order, trouble-ticketing, billing and collection system and automated call distribution. At the heart of our network is a network operations center that identifies problems as they occur and diagnoses potential network problems before customers are impacted. Chillicothe Telephone's current strategy continues to emphasize expansion of its network while providing high quality service to as many residents in our markets as possible.

     Chillicothe Telephone offers high-speed video services through its VDSL telephone lines under the name "Horizon View." The first customer was connected on August 15, 2000. This quality digital video service competes with cable and satellite television providers. It also provides high-speed always-on Internet access and a voice path for regular telephone service. As of December 31, 2002, we had 3,790 Horizon View customers. Chillicothe Telephone continues to be at the forefront in providing video and high-speed Internet services to rural customers in our local markets.

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

     O to allow local competitors to co-locate their equipment in ILEC central offices.

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

     Chillicothe Telephone continues to provide local exchange service through traditional rate base, rate of return regulation. The PUCO has a new alternative rate regulation and, when the regulation is finalized, Chillicothe Telephone has the right to elect this form of regulation. Generally, we would have greater flexibility in bundling service packages. Basic residential rates are frozen and future offerings of other products are limited. We have not decided whether to elect the alternative rate regulation.

COMPETITION

     Several factors have resulted in rapid change and increased competition in the local telephone market over the past 17 years, including:

     O    growing  customer  demand  for  alternative   products  and  services,
          including wireless products which include long distance for one low rate,

     O    technological advances in transmitting voice, data and video,

     O    development of fiber optics and digital electronic technology,

     O a decline in the level of access charges paid by interexchange carriers to local telephone companies to access their local networks, and

     O    legislation and regulations designed to promote competition.

     To date, we have not faced competition for local telephone service in the Chillicothe Telephone service territory from any competitive local exchange carriers. It is possible, however, that we will face such competition in the future. Adelphia Cable is already offering cable services, long distance telephone services as a reseller, as well as high-speed Internet access. Adelphia Cable has slowed its deployment of services which leads to a more favorable position for us. Adelphia Cable and its subsidiaries, partnerships and joint ventures voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. If Adelphia Cable is acquired or emerges from bankruptcy in a favorable competitive position, we may face more competition not only in our cable service but also in our local telephone offerings.

     No potential competitive local exchange carrier has asked us to enter into agreements to connect its network with our network. If competition develops, we may face pressure to match the pricing and service offerings of these competitors which could negatively impact our business.

                  LONG DISTANCE, INTERNET AND NETWORK SERVICES

     Our wholly-owned subsidiary, Horizon Technology, Inc., offers long distance
service,   Internet  and  data  services  and  network  consulting  services  to customers.

LONG DISTANCE SERVICE

     The long distance market has become significantly more competitive since 1984, when AT&T was required to divest its local telephone system. Since that time, new competitors have entered the market and prices have declined, resulting in increased consumer demand and significant market growth. Increased competition has also led to increased consolidation among long distance service providers. Major long distance competitors include AT&T, Verizon, Sprint and MCI WorldCom, Inc. Furthermore, all Bell companies have received permission to offer long distance services in certain states. These competitors benefit from established market share and from established trade names through nationwide advertising. Internet-protocol telephony, a potential competitor for low cost telephone service, is also developing.

     Horizon Technology began offering long distance services as a reseller in 1996 and now provides that service to approximately 10,000 access lines. We expect to continue to offer a competitively priced service to those customers who are looking for a local supplier of long distance services.

INTERNET ACCESS SERVICE

     Horizon Technology provides Internet and data services through our affiliation with Comnet. Comnet is a consortium of 20 independent local exchange carriers in Ohio, and one Ohio electric cooperative. We have the right to market and sell Internet and data services using the "bright.net" brand in 27 counties in southern Ohio, including Chillicothe Telephone's service territory. Comnet provides wholesale gateway access, service, support and bandwidth services to the Internet for retail Internet service providers primarily in Ohio. Comnet also provides advanced intelligent networking services to Ohio's rural areas via special signaling networks. Horizon Technology owns a less than five percent interest in Comnet. As of December 31, 2002, we had approximately 12,500 subscribers to this service. Additionally, there are approximately 2,600 DSL subscribers that we offer Internet access to through our Viewnet service.

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

     O DSL Access. We began to offer several ILEC customers high-speed Internet access service using ADSL technology in the first quarter of 2000. ADSL technology permits high-speed digital transmission over the existing copper wiring of regular telephone lines. Our ADSL service is available at speeds up to 1.5 mbps. Our ADSL services are designed for residential users and small-to-medium sized businesses to provide high-quality Internet access at speeds faster than ISDN and at flat-rate prices that are lower than traditional dedicated access charges. As the local exchange carriers in other areas of southern Ohio begin offering DSL technology, we hope to offer broadband or DSL in the rest of our bright.net service territory.

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

     O online services offered by incumbent cable providers, such as Time Warner and Adelphia; and

     O    DSL and two-way satellite providers.

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

                    WIRELESS PERSONAL COMMUNICATIONS SERVICES

     The information set forth under this heading describes the business of our subsidiary Horizon PCS, Inc., a Delaware corporation. Horizon Telcom owns 56.3% of the outstanding shares of all classes of capital stock on a fully diluted basis, and 83.1% of the total voting power of all classes of capital stock of Horizon PCS on a fully diluted basis. References under this heading to "we," "us" and "our" are to Horizon PCS and its subsidiaries.

OVERVIEW

     We are a Sprint PCS affiliate with an exclusive right to market Sprint PCS products and services to a total population of over 10.2 million in portions of twelve contiguous states. Our markets are located between Sprint PCS' Chicago, New York and Raleigh/Durham markets and connect or are adjacent to 15 major Sprint PCS markets that have a total population of over 59 million. As a PCS affiliate of Sprint, we market digital personal communications services, or PCS, under the Sprint and Sprint PCS brand names. At December 31, 2002, we had approximately 270,900 Sprint PCS subscribers in our territory.

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

HISTORY AND BACKGROUND

     The following are key milestones in Horizon PCS' business:

     O In November 1996, we acquired PCS licenses in the FCC's C Block auction giving us the right to provide service to five markets in Ohio, West Virginia and Kentucky with a total population of approximately 1.0 million. In August 1997, approximately ten months after receiving our licenses, we launched PCS service as an independent service provider operating under the "Horizon Personal Communications" brand name. We were the third C-Block licensee to launch PCS service in the United States and the first to use CDMA technology.

     O In June 1998, we returned all of our FCC licenses except for a portion of the license covering our Chillicothe, Ohio, market in exchange for the forgiveness of our FCC debts. In connection with the return of our FCC licenses, we agreed to become one of five charter PCS affiliates of Sprint. Our initial grant of markets from Sprint consisted of seven markets in Ohio, West Virginia and Kentucky with a total population of approximately 1.6 million residents. This grant included the five markets for which we originally held licenses. In November 1998, we began offering PCS service under the Sprint licenses. However, we continued to use Horizon Personal Communications as the primary brand for marketing our PCS service.

     O In August 1999, Sprint granted us 17 additional markets in Virginia, West Virginia, Tennessee, Maryland, Kentucky, North Carolina and Ohio with a total population of approximately 3.3 million residents. In conjunction with this second grant, we also entered into a network services agreement with the West Virginia PCS Alliance and Virginia PCS Alliance, which we refer to as the Alliances. The Alliances are two related, independent PCS providers offering services under the NTELOS brand, and whose network is managed by CFW Communications. Under this agreement, we obtained the right to use their wireless network to provide Sprint PCS services to our customers in most of these new markets. At December 31, 2002, the Alliances' network provided coverage to 1.8 million residents, or 62% of their network's portion of our total population.

     O In September 1999, Horizon Telcom, sold its interest in the towers it owned to SBA Communications Corp ("SBA") for $15.7 million and invested the net proceeds in Horizon PCS. Prior to the sale, Horizon PCS had been leasing the towers from Horizon Telcom. Horizon PCS now leases those towers from SBA.

     O In September 1999, a Horizon PCS subsidiary became one of the founders of Bright PCS, receiving a 26% equity stake in exchange for approximately $3.1 million. Bright PCS became the exclusive Sprint PCS affiliate for 13 markets in Indiana, Ohio and Michigan, with a total population of approximately 2.4 million. At that time, we also entered into a management agreement with Bright PCS which we agreed to manage Bright PCS' network build-out and operation. We launched service in substantially all of the Bright PCS markets in October 2000.

     O In December 1999, we completed a two-month transition from a co-branded marketing strategy to marketing and selling all of our products and services exclusively under the "Sprint PCS" brand name, which gave us full access to Sprint's major national PCS retailers.

     O    In  May  2000,   Sprint   granted  us  an  additional  17  markets  in
          Pennsylvania, New York, Ohio and New Jersey with a total population of approximately 2.9 million residents.

     O In June 2000, we acquired the remaining 74% of Bright PCS equity that we did not already own to become a 100% owner. As consideration for the outstanding Bright PCS equity, we exchanged 4.7 million shares of Horizon PCS' class B common stock equal to 8% of its outstanding shares of all classes of its common stock prior to the acquisition and 31,912 shares of Horizon Telcom common stock equal to 8% of the outstanding shares of Horizon Telcom, which Horizon PCS acquired in February 2000.

     O On September 26, 2000, an investor group led by Apollo Management purchased $126.5 million of Horizon PCS convertible preferred stock in a private placement. Concurrently, holders of Horizon PCS' $14.1 million short-term convertible note (including accrued interest of $1.1 million) converted it into the same convertible preferred stock purchased by the investor group. Concurrently, Horizon PCS received $149.7 million from the issuance of $295.0 million of senior discount notes due 2010 and $50.0 million of term loans from its $225.0 million secured credit facility (later increased to a $250.0 million facility) with a bank group. The discount notes were subject to an exchange offer filed with the SEC which was completed.

     O In December 2001, the Company received $175.0 million from our offering of 13.75% senior notes. The senior notes were subject to an exchange offer which was completed.

     The Sprint PCS agreements require Horizon PCS to interface with the Sprint PCS wireless network by building Horizon PCS's network to operate on PCS frequencies licensed to Sprint in the 1900 MHz range. Under the Sprint PCS agreements, we have agreed to:

     O construct and manage a network in HPCS' territory in compliance with Sprint's PCS licenses and the terms of the management agreement;

     O distribute, during the term of the management agreement, Sprint PCS products and services; and

     O    conduct advertising and promotion activities in HPCS' territory.

     Horizon PCS must comply with Sprint's PCS program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs to the extent that Sprint meets these requirements. For further discussion of the Sprint PCS agreements, see "The Sprint PCS Agreements" below.

CURRENT OPERATING ENVIRONMENT AND OUR BUSINESS STRATEGY

     Since the beginning of 2002, the wireless communications industry, including Sprint and its PCS affiliates, has experienced significant declines in per share equity prices and debt ratings. We believe that this decline in wireless stocks and debt ratings results from a weaker outlook for the wireless industry than previously expected. Reasons for a weaker operating environment include:

     O declining rates of subscriber growth in the United States caused by the lack of availability of new quality subscribers, as overall penetration rates in the wireless industry approximate 50%;

     O concerns that intense competition among wireless service providers in the United States will continue to lead to service offerings of increasingly large bundles of minutes at lower prices;

     O higher rates of churn resulting from intense competition and programs for lower credit rating ("sub-prime") subscribers; and

     O the highly leveraged capital structures of many wireless providers and a lack of viable financing alternatives.

     Our business has been and continues to be affected by these general market conditions. In addition, as a result of our dependence on Sprint, we are also confronted with additional factors that have had a negative impact on our operations such as:

     O At Sprint's direction, we offered a no deposit account spending limit ("NDASL") program that attracted sub-prime subscribers and contributed to high rates of churn. Sprint has discontinued the NDASL program and replaced it with Clear Pay, which tightened credit restrictions, and Clear Pay II, which re-instituted deposit requirements for most lower credit quality customers and introduces additional controls on loss exposure;

     O The amount of the affiliation and back office fees and roaming and other charges that we pay to Sprint expressed as a percentage of our service revenues has increased over the years to a level of 42% for 2002. Consequently, our ability to control costs through our own cost cutting measures is more limited;

     O Over the past year, Sprint has taken a number of actions which resulted in unanticipated charges or increases in charges to the Company. Some of these charges resulted from prior billing errors by Sprint, while others were charges to which we had little or no advance notice. The effect of these actions was to reduce our liquidity and interject a greater degree of uncertainty to our business and financial planning;

     O Our dependence on Sprint to provide customer care provides us limited tools to improve the quality of customer care, which may contribute to higher churn; and

     O Our dependence on Sprint to provide services, including back-office services, gives us a more limited control of our own working capital.

     In reaction to these changes, we have implemented a variety of operational management initiatives, including:

     O We have reorganized our sales group and added strategic positions to better manage our sales team;

     O We have reduced planned capital expenditures and preserved cash by delaying or eliminating plans to expand our network of company-owned retail stores, and have held headcount steady to control operating expenses within the retail channel;

     O We have implemented several network cost control initiatives, including a reduction of engineering and operations staffing in recognition of a transition from network deployment activities toward steady-state network operations;

     O We are reducing advertising expenditures to preserve cash while concurrently increasing sales productivity through the use of outbound local marketing, business development and community relations efforts directed through our retail stores and local marketing support staff;

     O We have implemented a churn reduction initiative as a proactive response to keep valuable customers and to assist the customer care services provided by Sprint;

     O We reinstituted the deposit on sub-prime subscribers in an effort to focus on value added, long-term subscribers. As a result, our percentage of higher credit rating ("prime") customers in our subscriber portfolio increased to 74% at December 31, 2002, from 65% at its lowest point on March 31, 2002; and

     O We have commenced negotiations with Sprint for a modification in the manner that we are charged for back office services.

     O As a result of the industry trends discussed above and the fact that wireless industry acquisitions subsequent to the Company's acquisition of Bright PCS have been valued substantially lower on a price per population and price per subscriber basis, the Company believed that the fair value of Bright PCS and its assets had been reduced. The Company recorded a goodwill impairment of approximately $13.2 million during the quarter ended December 31, 2002 (See "Note 7" under "Notes to Consolidated Financial Statements").

OPERATIONAL ANALYSIS

     We focused a significant amount of our operational efforts over the past twelve months on upgrading our wireless network to be able to provide the first level of third generation ("3G") network services marketed by Sprint nationally as "PCS Vision." In conjunction with Sprint's nationwide launch of PCS Vision, we began providing 3G services across our network in mid-August 2002. Subscribers are now able to connect to the Internet with their handsets, PDA's, and laptops at speeds of up to 144 kilobits per second ("kbps"). The average user will experience peak rates of 75-80 kbps, which is two to three times faster than historical dial-up speeds. We can now offer several new products and services to our subscribers.

     In addition to the 3G upgrades, 253 cell sites were added to both substantially complete our build-out requirements with Sprint and expand coverage and capacity where necessary. At December 31, 2002, we covered 73% of the total population of 10.2 million in our territory.

SPRINT

     Sprint operates the nation's largest all-digital, all PCS wireless network, serving more than 4,000 cities and communities across the United States. Sprint has licensed PCS coverage of more than 280 million people in all 50 states, Puerto Rico and the U.S. Virgin Islands. In August 2002, Sprint became the first wireless carrier in the country to launch next generation services nationwide delivering faster speeds and advanced applications on Vision-enabled phones and devices.

     Sprint Affiliation. We have the exclusive right to use the Sprint and Sprint PCS brand names for the sale of Sprint PCS products and services in our territory. Additionally, we believe that Sprint, using CDMA technology, has developed a path to wireless high-speed data that will ultimately benefit us as customer demand for robust data enabled services increases. In addition, Sprint's national advertising campaigns, national distribution channels and developed marketing programs are provided to us under our Sprint PCS agreements. We offer the same strategic pricing plans, promotional campaigns and handset and accessory promotions as Sprint.

     Marketing and pricing. Our use of the Sprint national pricing strategy offers our subscribers standardized service plans. Sprint's pricing plans are typically structured with monthly recurring charges, large local calling areas, bundles of minutes and service features such as voicemail, caller ID, call waiting, call forwarding and three-way calling. We also feature Sprint Free and Clear plans, which offer plans for consumer and business subscribers, and include long distance calling from anywhere on the Sprint PCS nationwide network. In addition, Sprint's national Free and Clear plans include the option to choose free long distance calling from anywhere on Sprint PCS' nationwide network, a package of off-peak minutes or the Sprint PCS Wireless Web.

     Local focus. Our local focus enables us to supplement Sprint's marketing strategies with our own strategies tailored to each of our specific markets. These include attracting local businesses to diversify our distribution channels and using local radio and newspaper advertising to sell our products and services in each of our markets. We also enhance our local focus with specific service plans called Area-wide Plans. These plans are designed for our territories to create a more competitive product to those offered by other regional or local providers. We have established a local sales force to execute our marketing strategy through company-owned Sprint PCS stores and employ a direct sales force targeted to business sales. Our PCS affiliation with Sprint provides us with access to major national retailers under Sprint's existing sales and distribution agreements and other national sales and distribution channels, including Radio Shack, Best Buy, Circuit City and Office Depot. In addition to the Sprint provided channels above, we own and manage 44 Sprint PCS retail stores throughout our territory. For the year ended December 31, 2002, our retail stores provided approximately 40% of our gross customer additions.

NETWORK BUILD-OUT

     Our network build-out strategy is to provide service to the largest communities in our markets and to cover interstates and primary roads connecting these communities to each other, and to the adjacent major markets owned and operated by Sprint. We believe that we have substantially completed our build-out requirements. Our network now offers service to 7.4 million residents or 73% of the total population in our territory.

     Switching. We currently use three switching centers in Johnson City, Tennessee, Erie, Pennsylvania, and Fort Wayne, Indiana, to provide services to our network. We also utilize the Alliance's two switching centers under our network services agreement (see "Alliances Network Services Agreement" below). A switching center serves several purposes, including routing calls, managing call handoff, managing access to the public telephone network and providing access to voice mail. We believe the capacity of our switching centers is adequate to accommodate our planned growth.

     CDMA (Code Division Multiple Access) Technology. Sprint's network and Sprint's network partners' networks all use CDMA technology. CDMA technology is fundamental to accomplishing our business objective of providing high volume, high quality airtime at a low cost. We believe that CDMA provides important system performance benefits. CDMA systems offer more powerful error correction, less susceptibility to fading and less interference than analog systems. Using enhanced voice coding techniques, CDMA systems achieve voice quality that is comparable to that of the typical wireline telephone. This CDMA vocoder technology also employs adaptive equalization, which filters out annoying background noise more effectively than existing wireline, analog cellular or other digital PCS phones. CDMA technology also allows a greater number of calls within one allocated frequency and reuses the entire frequency spectrum in each cell. In addition, CDMA technology combines a coding scheme with a low power signal to enhance security and privacy. As a subscriber travels from one cell site to another cell site, the call must be "handed off" to the second cell site. CDMA systems transfer calls throughout the network using a technique referred to as soft hand-off, which connects a mobile subscriber's call with a new cell site while maintaining a connection with the cell site currently in use. CDMA standards and products allow existing CDMA networks to be upgraded to the next generation of wireless technology. This technology offers data speeds of up to 144 kbps voice capacity improvements of over 50% and improved battery life in the handset.

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

     As of December 31, 2002, the Alliances had deployed 510 cell sites within our markets in West Virginia and Virginia and provided coverage to approximately 62% of the total population of 2.9 million residents in the markets covered by our network services agreement.

     In the event we terminate our agreement with the Alliances because of the Alliances' breach of the agreement, we have the right to continue to use the Alliances' network for up to 36 months after the termination at rates which reflect a significant discount from the standard pricing terms under our agreement. This is intended to enable us to continue to provide services to our customers while we build-out our own network. In addition, after December 31, 2003, we have the right to overbuild the Alliances' markets, on a market-by-market basis, at any time for any reason.

     On March 4, 2003, NTELOS and certain of its subsidiaries have filed voluntarily petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Virginia. The results of NTELOS' restructuring could have a material adverse impact on our operations. Pursuant to bankruptcy law, the Alliances have the right to assume or reject the network services agreement. If the Alliances reject the network services agreement, we will lose the ability to provide service to our subscribers in Virginia and West Virginia through the Alliances Network and Sprint may take the position that we would be in breach of our management agreements with Sprint.

    Prior to the Alliances' bankruptcy filing, Horizon had asserted that the Alliances had overcharged Horizon approximately $4,799,000 for charges that were neither authorized nor contemplated by the network services agreement. As a result of the Alliances' bankruptcy filing, Horizon was at risk that any subsequent payments that it would make for services under the network services agreement could impair its setoff or recoupment rights with respect to its claims for a repayment of the unauthorized charges. Consequently, Horizon declined to make a scheduled payment of $3 million to the Alliances on March 11, 2003 for services rendered by the Alliances in January 2003 and, on that date, filed a motion in the Alliances' bankruptcy case to protect its rights.

     On March 12, 2003, the Alliances telecopied to Horizon a letter notifying Horizon of the failure to make payment on the January 2003 invoice, which letter purported to be a ten-business day notice under the network services agreement that would give the Alliances the right to terminate the agreement at the conclusion of such ten-day period.

     On March 24, 2003, Horizon PCS and the Alliances entered into a Stipulation which provided that Horizon would pay the January 2003 and February 2003 invoices, the bankruptcy court would provide procedural protection of Horizon's claim, the Alliances would withdraw the default notice and the parties would move forward to settle or arbitrate the merits of Horizon's claim. On March 26, 2003, the Court in the NTELOS bankruptcy case approved the Stipulation.

COMPETITION

     Given the broad geographic coverage of our territory, we face substantial competition from a large number of other wireless providers. We compete, to varying degrees, with regional and national cellular, PCS and other wireless service providers. Currently, we believe our strongest competition is from cellular providers, many of which have been operating in our markets and building their customer base for a number of years.

     Our largest single competitor is Verizon Wireless, which offers service in the majority of our markets. We also face significant competition from AT&T Wireless, T-Mobile and Nextel, which operates in conjunction with their affiliates in almost all of our markets. Our primary competitors offer a wireless service that is generally comparable to our PCS service. The intense competition among wireless service providers in the United States will likely continue to lead to service offerings of increasingly large bundles of minutes at lower prices.

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

     In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications and fixed wireless providers. While few of these technologies and services are currently operational, others are being developed or may be developed in the near future.

INTELLECTUAL PROPERTY

     "Sprint," the Sprint diamond design logo, "Sprint PCS," "Sprint Personal Communications Services," "The Clear Alternative to Cellular," "Experience the Clear Alternative to Cellular Today," "PCS Vision" and "Free and Clear" are service marks registered with the United States Patent and Trademark Office. These service marks are owned by Sprint. Pursuant to the trademark and service mark license agreements, we have the right to use, royalty-free, the Sprint and Sprint PCS brand names and the Sprint diamond design logo and other service marks of Sprint in connection with marketing, offering and providing licensed services to end-users and resellers, solely within our territory.

     Except in limited instances, Sprint has agreed not to grant to any other person a right or license to provide or resell, or act as agent for any person offering, licensed services under the licensed marks in our market areas except as to Sprint PCS' marketing to national accounts and the limited right of resellers of Sprint PCS to sell their products and services in our market areas. In all other instances, Sprint reserves for itself and its affiliates the right to use the licensed marks in providing its services, subject to its exclusivity obligations described above, whether within or without our territory.

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

SUPPLIERS AND EQUIPMENT VENDORS

     We do not manufacture any of the handsets or network equipment we use in our operations. We purchase our network equipment and handsets pursuant to various Sprint vendor arrangements that provide us with volume discounts. These discounts have reduced the overall capital required to build our network.

     We currently purchase our handsets from Sprint and our accessories from Sprint and certain other third-party vendors. Our agreements with Sprint require us to pay Sprint $4.00 for each 3G handset that we purchase either directly from Sprint or from a Sprint authorized distributor. We agreed to pay this fee starting with purchases on July 1, 2002 and ending on the earlier of December 31, 2004 or the date on which the cumulative 3G handset fees received by Sprint from all Sprint network partners equal $25,000,000. We further agreed to purchase 3G handsets only from Sprint or a Sprint authorized distributor during this period.

                            THE SPRINT PCS AGREEMENTS

     The following is a summary of the material terms and provisions of the Sprint PCS agreements. The summary applies to the Sprint PCS agreements for both Horizon Personal Communications and Bright PCS except where otherwise indicated. The Sprint PCS agreements, in their entirety, are included as exhibits to this annual report of Form 10-K. References under this heading to "we," "us" and "our" are to Horizon PCS and its subsidiaries.

OVERVIEW OF SPRINT RELATIONSHIP AND PCS AGREEMENTS

     We have eight major agreements with Sprint (collectively, the "Sprint PCS Agreements"). Under the Sprint PCS agreements, we exclusively market PCS services under the Sprint and Sprint PCS brand names in our markets. The Sprint PCS agreements require us to interface with the Sprint PCS wireless network by building our network to operate on PCS frequencies licensed to Sprint in the 1900 MHz range. The Sprint PCS agreements also give us access to Sprint's equipment discounts, roaming revenue from Sprint PCS customers traveling into our territory, and various other back office services. The Sprint PCS agreements have initial terms of twenty years with three ten-year renewals which would lengthen the contracts to a total of fifty years. The Sprint PCS agreements will automatically renew for each additional ten-year term unless Sprint or we provide the other with two years' prior written notice to terminate the Sprint PCS agreements. The initial terms of the agreements will expire in 2018.

     The agreements consist of one of each of the following for Horizon Personal Communications and one of each for Bright PCS:

     O    the management agreement;

     O    the services agreement;

     0    the trademark and service mark license agreement with Sprint PCS; and

     O    the trademark and service mark license agreement with Sprint.

THE MANAGEMENT AGREEMENT

     Under our Sprint PCS agreements, we have agreed to:

     O construct and manage a network in our territory in compliance with Sprint's PCS licenses and the terms of the management agreement;

     O distribute, during the term of the management agreement, Sprint PCS products and services; and

     O    conduct advertising and promotion activities in our territory.

     Sprint will monitor our network operations and has unconditional access to our network.

     Exclusivity. We are designated as the only person or entity that can manage or operate a PCS network for Sprint in our territory. Sprint is prohibited from owning, operating, building or managing another wireless mobility communications network in our territory while our management agreement is in place and no event has occurred that would permit the agreement to terminate. Sprint is permitted under our agreement to make national sales to companies in our territory, and as required by the FCC, to permit resale of the Sprint PCS products and services in our territory. We accrue the financial benefits of either of these activities.

     Network build-out: The management agreement specifies the terms of the PCS affiliation with Sprint, including the required network build-out plan. We have agreed to operate our network to provide for a seamless handoff of a call initiated in our territory to a neighboring Sprint PCS network.

     Our long-term affiliation agreements with Sprint, which we refer to as the Sprint PCS agreements, require us to build and operate the portion of the Sprint PCS network located in our territory in accordance with Sprint's technical specifications and coverage requirements. The agreements also require us to provide minimum network coverage to the population within each of the markets that make up our territory by specified dates.

     Under our original Sprint PCS agreements, we were required to complete the build-out in several of our markets in Pennsylvania and New York by December 31, 2000. Sprint and HPC agreed to an amendment of the build-out requirements, which extended the dates by which we were to launch coverage in several markets. The amended Sprint PCS agreement provides for monetary penalties to be paid by us if coverage is not launched by these extended contract dates. We believe that we have substantially complied with our build-out requirements.

     Products and services. The management agreement identifies the products and services that we can offer in our territory. These services include Sprint PCS consumer and business products and services available as of the date of the agreements, or as modified by Sprint. We are allowed to sell wireless products and services that are not Sprint PCS products and services if those additional products and services do not otherwise violate the terms of the agreement, cause distribution channel conflicts, materially impede the development of the Sprint PCS network, cause consumer confusion with Sprint's PCS products and services or violate the trademark lease agreements. We may cross-sell services such as Internet access, customer premise equipment and prepaid phone cards with Sprint, Sprint PCS and other PCS affiliates of Sprint. If we decide to use third parties to provide these services, we must give Sprint an opportunity to provide the services on the same terms and conditions. We cannot offer wireless local loop services specifically designed for the competitive local exchange market in areas where Sprint owns the local exchange carrier unless we name the Sprint owned local exchange carrier as the exclusive distributor or Sprint approves the terms and conditions. Subject to agreements existing before we became a PCS affiliate of Sprint, we are required to use Sprint's long distance service which we can buy at wholesale rates.

     Service pricing. We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings, including Sprint PCS' Free and Clear plans. We are permitted to establish our own local price plans for Sprint's PCS products and services offered only in our territory, subject to the terms of the agreement, consistency with Sprint PCS' regional and national pricing plans, regulatory requirements, capability and cost of implementing the rate plans in Sprint's systems and Sprint's approval.

     Fees. We are entitled to receive from Sprint an amount equal to 92% of collected revenues under the Sprint PCS agreements. Collected revenues include revenue from Sprint PCS subscribers based in our territory, excluding outbound roaming, and inbound non-Sprint PCS roaming. Except in the case of taxes, we are entitled to 100% of the following revenues that are not considered collected revenues:

     O    outbound non-Sprint PCS roaming revenue;

     O    inbound Sprint PCS roaming fees;

     O proceeds from the sales of handsets and accessories through our distribution channels; and

     O    proceeds from sales not in the ordinary course of business.

     Roaming. Although many Sprint PCS subscribers will purchase a bundled pricing plan that allows roaming anywhere on the Sprint PCS' and affiliates' network without incremental roaming charges, we will earn roaming revenues from every minute that a Sprint PCS subscriber not based in our territory and any non-Sprint PCS subscriber uses our network. We will earn revenues from Sprint based on an established per-minute rate for Sprint PCS' or its affiliates' subscribers roaming in our territory. Similarly, we will pay for every minute our own subscribers use the Sprint PCS nationwide network outside our territory. The analog roaming rate onto a non-Sprint PCS provider's network is set under Sprint PCS' third-party roaming agreements.

     Advertising and promotions. Sprint is responsible for all national advertising and promotion of the Sprint PCS products and services. We are responsible for advertising and promotion in our territory, including the pro rata cost of any promotion or advertising done by any third-party retailers in our territory pursuant to a national cooperative advertising agreement with Sprint. Sprint's PCS service area includes the urban markets around our territory. Sprint will pay for advertising in these markets. Given the proximity of these markets to ours, we expect considerable spill-over from Sprint's PCS advertising in surrounding urban markets.

     Program requirements. We must comply with Sprint's PCS program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs to the extent that Sprint meets these requirements. Sprint can adjust the program requirements from time to time. We have the right to appeal to Sprint's management adjustments which could cause an unreasonable increase in cost to us if the adjustment: (1) causes us to incur a cost exceeding 5% of the sum of our equity plus our outstanding long-term debt, or (2) causes our long-term operating expenses to increase by more than 5% (10% for Bright PCS) on a net present value basis. If Sprint denies our appeal, we must then comply with the program adjustment, or Sprint PCS has the right to exercise the termination rights described below. There is no cross-default provision between the Sprint PCS agreements for Horizon Personal Communications and the Sprint PCS agreements for Bright PCS.

     Non-competition. We may not offer Sprint PCS products and services outside our territory without the prior written approval of Sprint. Within our territory we may offer, market or promote telecommunications products and services only under the Sprint PCS brands, our own brand, brands of related parties of ours or other products and services approved under the management agreement, except that no brand of a significant competitor of Sprint PCS or its related parties may be used for those products and services. To the extent we have or obtain licenses to provide PCS services outside our territory, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint.

     Termination of management agreement. The management agreement can be terminated as a result of:

     O    termination of Sprint's PCS licenses;

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

     The termination or non-renewal of either of the management agreements triggers our rights and those of Sprint, as described below.

     If we have the right to terminate the management agreement because of an event of termination caused by a Sprint breach under the management agreement, we may generally:

     O require Sprint to purchase all of our operating assets used in connection with our network for an amount equal to at least 80% of our Entire Business Value as defined below;

     O if Sprint was the licensee for 20MHz or more of the spectrum in a particular market on the date the management agreement was executed, require Sprint to sell to us, subject to governmental approval, up to 10MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (2) 9% of our Entire Business Value; or

     O sue Sprint for damages or submit the matter to arbitration and thereby not terminate the management agreement.

     If Sprint has the right to terminate the management agreement because of an event of termination caused by us, Sprint may generally:

     O require us to sell our operating assets to Sprint for an amount equal to 72% of our Entire Business Value;

     O require us to purchase, subject to governmental approval, up to 10MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (2) 10% of our Entire Business Value;

     O    take any action as Sprint  deems  necessary  to cure our breach of the
          management  agreement,   including  assuming  responsibility  for  and
          operating our network; or

     O sue us for damages or submit the matter to arbitration and thereby not terminate the management agreement.

     Non-renewal. If Sprint gives us timely notice that it does not intend to renew the management agreement, we may:

     O require Sprint to purchase all of our operating assets used in connection with our network for an amount equal to 80% of our Entire Business Value; or

     O if Sprint was the licensee for 20MHz or more of the spectrum in a particular market on the date the management agreement was executed, require Sprint to sell to us, subject to governmental approval, up to 10MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (2) 10% of our Entire Business Value.

     If we give Sprint timely notice of non-renewal, or we both give notice of non-renewal, or the management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint may:

     O purchase all of our operating assets for an amount equal to 80% of our Entire Business Value; or

     O require us to purchase, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (2) 10% of our Entire Business Value.

     Determination of Entire Business Value. If the Entire Business Value is to be determined, we and Sprint will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine the Entire Business Value on a going concern basis using the following guidelines:

     O the Entire Business Value is based on the price a willing buyer would pay a willing seller for the entire on-going business;

     O then-current customary means of valuing a wireless telecommunications business will be used;

     O the business is conducted under the Sprint and Sprint PCS brands and the Sprint PCS agreements;

     O that we own the spectrum and frequencies presently owned by Sprint that we use and are subject to the Sprint PCS agreements; and

     O the valuation will not include any value for businesses not directly related to the Sprint PCS products and services, and these businesses will not be included in the sale.

     Indemnification. We have agreed to indemnify Sprint and its directors, employees and agents and related parties of Sprint and their directors, employees and agents against any and all claims against any of these parties arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in the management agreement or any other agreement between us and Sprint, our ownership of the operating assets or the actions or the failure to act of anyone who is employed or hired by us in the performance of any work under the management agreement, except we will not indemnify Sprint for any claims arising solely from their negligence or willful misconduct. Sprint has agreed to indemnify us and our directors, employees and agents against all claims against any of these parties arising from Sprint's violation of any law, from Sprint's breach of any representation, warranty or covenant contained in the management agreement or any other agreement between Sprint and us, or the actions or the failure to act of anyone who is employed or hired by Sprint in the performance of any work under the management agreement except Sprint will not indemnify us for any claims arising solely from our negligence or willful misconduct.

     Sprint PCS warrants. In connection with Sprint's grant to us of our markets in Pennsylvania, New York, Ohio and New Jersey, Horizon PCS agreed to grant to Sprint warrants to acquire shares of Horizon PCS' class A common stock. (See "Note 18" under "Notes to Consolidated Financial Statements" included herein).

THE SERVICES AGREEMENTS

     The services agreements outline back office services provided by Sprint and available to us at established rates. Sprint can change any or all of the service rates one time in each twelve month period. Some of the available services include: billing, customer care, activation, credit checks, handset logistics, home locator record, voice mail, prepaid services, directory assistance, operator services, roaming fees, roaming clearinghouse fees, interconnect fees and inter-service area fees. Sprint offers three packages of available services. Each package identifies which services must be purchased from Sprint and which may be purchased from a vendor or provided in-house. Essentially, services such as billing, activation and customer care must either all be purchased from Sprint or we may provide those services ourselves. When we signed our original Sprint PCS agreements, we elected to provide billing, activation and customer care services on our own. In connection with the May 2000 grant by Sprint of additional markets to us, we agreed to change our arrangement under the services agreement so that Sprint will provide activation, billing and customer care. Accordingly, in June 2001, we discontinued the use of our own activation, billing, and customer care capabilities. We now purchase those services from Sprint. For our Bright PCS markets and our new markets in Pennsylvania, New York and New Jersey, we launched these markets using Sprint's billing and customer care services. Sprint may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services received under the services agreement in connection with any other business or outside our territory. We may discontinue use of any service upon three months' prior written notice. Sprint may discontinue a service provided that Sprint provides us with nine months' prior notice.

     We have agreed with Sprint to indemnify each other as well as officers, directors, employees and other related parties and their officers, directors and employees for violations of law or the services agreement except for any liabilities resulting from the indemnitee's negligence or willful misconduct. The services agreement also provides that no party to the agreement will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, the services agreement except as may otherwise be required by the indemnification provisions. The services agreement automatically terminates upon termination of the management agreement and neither party may terminate the services agreement for any reason other than the termination of the management agreement.

THE TRADEMARK AND SERVICE MARK LICENSE AGREEMENTS

     We have non-transferable, royalty-free licenses to use the Sprint and Sprint PCS brand names and "diamond" symbol, and several other U.S. trademarks and service marks such as "The Clear Alternative to Cellular," "PCS Vision," "Free and Clear" and "Clarity You Can See and Hear" on Sprint PCS products and services. We believe that the Sprint and Sprint PCS brand names and symbols enjoy a very high degree of awareness, providing us an immediate benefit in the market place. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and use of the licensed marks in a manner which would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint of any infringement of any of the licensed marks within our territory of which we become aware and to provide assistance to Sprint in connection with Sprint's enforcement of its rights. We have agreed with Sprint to indemnify each other for losses incurred in connection with a material breach of the trademark license agreements. In addition, we have agreed to indemnify Sprint from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint products and services other than losses arising solely out of our use of the licensed marks in compliance with the contractual guidelines.

     Sprint can terminate the trademark and service mark license agreements if we file for bankruptcy, materially breach the agreement or our management agreement is terminated. We can terminate the trademark and service mark license agreements upon Sprint's abandonment of the licensed marks or if Sprint files for bankruptcy, or the management agreement is terminated.

CONSENT AND AGREEMENT FOR THE BENEFIT OF THE HOLDERS OF THE SECURED CREDIT FACILITY

     On September 26, 2000, Horizon PCS entered into a senior secured credit facility (the "secured credit facility") with a group of financial institutions to provide an aggregate commitment, subject to certain conditions, of up to $250.0 million. The secured credit facility is collateralized by a perfected security interest in substantially all of Horizon PCS' tangible and intangible current and future assets, including an assignment of Horizon PCS' affiliation agreements with Sprint and a pledge of all of the capital stock of Horizon Personal Communications and Bright PCS.

     Sprint entered into a consent and agreement (the "senior secured consent") for the benefit of the holders of the indebtedness under our secured credit facility. This agreement was acknowledged by us, and modified Sprint's rights and remedies under our Sprint PCS agreements, for the benefit of the existing and future holders of indebtedness under our secured credit facility and any refinancing of the secured credit facility, which was a condition to the funding of any amounts under our secured credit facility.

     The senior secured consent principally provides for the following:

     O Sprint's consent to the pledge of substantially all of our assets, including our rights in the Sprint PCS agreements;

     O Sprint's consent to the pledge of all our equity interests in Horizon Personal Communications and Bright PCS and the pledge by Horizon Personal Communications and Bright PCS of all equity interests in each of their subsidiaries;

     O for redirection of payments due to us under our Sprint PCS agreements to the administrative agent during the continuation of our default under our secured credit facility;

     O for Sprint to maintain 10 MHz of PCS spectrum in all of our markets until our secured credit facility is satisfied or our operating assets are sold after our default under our secured credit facility;

     O for Sprint and the administrative agent to provide each other with notices of default by us under the Sprint PCS agreements and the secured credit facility, respectively; and

     O the ability to appoint interim replacements, including Sprint or a designee of the administrative agent, to operate our portion of the Sprint PCS network under the Sprint PCS agreements after an acceleration of or event of default under our secured credit facility or an event of termination under the Sprint PCS agreements.

     Sprint's right to purchase on acceleration of amounts outstanding under our secured credit facility. Subject to the requirements of applicable law, so long as our secured credit facility remains outstanding, the senior secured consent provides that Sprint may purchase our operating assets or pledged equity of our operating subsidiaries, upon its receipt of notice of an acceleration of our secured credit facility upon the following terms:

     O Sprint elects to make such a purchase of our operating assets within a specified period;

     O the purchase price of our operating assets is the greater of an amount equal to 72% of our "Entire Business Value" or the amount we owe under our secured credit facility;

     O if Sprint has given notice of its intention to exercise the purchase right for our operating assets, then the administrative agent is prohibited from enforcing its security interest for a time period after the acceleration or until Sprint rescinds its intention to purchase; and

     O if we receive a written offer within a time period after acceleration that is acceptable to us to purchase our operating assets or pledged equity of our operating subsidiaries after the acceleration, then Sprint has the right to purchase our operating assets or pledged equity of our operating subsidiaries on terms at least as favorable to us as the offer we receive.

     Sale of operating assets to third parties. If Sprint does not purchase our operating assets after an acceleration of the obligations under our secured credit facility, then the administrative agent will be able to sell the operating assets, subject to the requirements of applicable law, including the law relating to foreclosures of security interests. The administrative agent will have two options:

     O to sell the assets to an entity that meets the requirements to be our successor under the Sprint PCS agreements; or

     O to sell the assets to any other third-party (including competitors of Sprint PCS), principally subject to the condition that Sprint does not have to accept the third-party as a PCS affiliate of Sprint and may terminate our Sprint PCS agreements.

             REGULATION OF THE WIRELESS TELECOMMUNICATIONS INDUSTRY

     The FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications systems in the United States. As an FCC licensee in our Chillicothe, Ohio market, and as an entity facilitating PCS operations on Sprint PCS' spectrum under our Sprint PCS agreements, Horizon PCS must ensure that its operations comply with FCC requirements.

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

     The FCC had previously prohibited a single entity from having a combined attributable interest of 20% or greater in broadband PCS, cellular, and specialized mobile radio service licenses totaling more than 55 MHz in any urban areas or rural areas. This "spectrum cap" was raised from 45 MHz to 55 MHz in urban areas as the result of recent FCC action. Interests held by passive institutional investors, small companies and rural telephone companies are not usually deemed attributable for purposes of this prohibition if these interests do not exceed 40%. The FCC eliminated this restriction on January 1, 2003. Instead the FCC will consider competitive factors when licensees seek to aggregate large amounts of spectrum in an area. We cannot predict whether this action will lead to more consolidation in the wireless telecommunication industry generally, or in any of our PCS service areas.

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

CONDITIONS OF PCS LICENSES

     All PCS licenses are granted for ten-year terms conditioned upon timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population within five years and to two-thirds of the population within ten years, and all 10 MHz and 15 MHz broadband PCS licensees must construct facilities that offer coverage to at least one-quarter of the population within five years or make a showing of "substantial service" within that five-year period. Failure to meet these build out requirements can result in license cancellation without a hearing. Other rule violations could result in license revocations and/ or monetary fines. The FCC also requires licensees to maintain a certain degree of control over their licenses. The Sprint PCS agreements reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum. However, the FCC decides whether a licensee has maintained the requisite degree of control on a case-by-case basis, upon consideration of the "totality of circumstances." It is therefore difficult to predict in advance with absolute certainty whether a particular arrangement will pass FCC muster. If the FCC were to determine that our agreements with Sprint need to be modified to increase the level of licensee control, the Sprint PCS agreements may be modified to cure any purported deficiency regarding licensee control of the licensed spectrum. However the business arrangement between the parties may have to be restructured.

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

OTHER FCC REQUIREMENTS

     The FCC adopted rules in June 1996 that require local exchange and most commercial mobile radio carriers, to program their networks to allow customers to change service providers without changing telephone numbers, which is referred to as service provider number portability. The FCC currently requires most commercial mobile radio carriers to implement nationwide roaming. Most commercial mobile radio carriers were required to implement nationwide roaming by November 24, 2002 as well. The FCC currently requires most commercial mobile radio providers to be able to deliver calls from their networks to numbers anywhere in the country, and to contribute to the Local Number Portability Fund.

     The FCC has adopted rules permitting broadband PCS and other commercial mobile radio providers to provide wireless local loop and other fixed services that would directly compete with the wireline services of local telephone companies. In June 1996, the FCC adopted rules requiring broadband PCS and other commercial mobile radio providers to implement enhanced emergency 911 (E911) automatic location identification (ALI) capabilities within 18 months after the effective date of the FCC's rules. Sprint's initial compliance with these rules occurred on or before October 1, 2001. In addition, the FCC has required implementation of Phase II emergency 911 capabilities by October 1, 2002, including the ability to provide ALI of subscribers by latitude and longitude with a specified accuracy. Sprint has obtained waivers of the relevant ALI enhanced 911 requirements based on a modified deployment plan, which includes a number of interim benchmarks and other conditions, and would provide for completing Phase II E911 deployment by 2005. The Company's Chillicothe PCS system, the licenses to which the Company owns, is currently exempt from E911 ALI requirements.

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

COMMUNICATIONS ASSISTANCE FOR LAW ENFORCEMENT ACT

     The Communications Assistance for Law Enforcement Act, or CALEA, was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology. CALEA requires telecommunications carriers, including us, to modify their equipment, facilities, and services to allow for authorized electronic surveillance based on either industry or FCC standards. The FCC has adopted rules implementing this statute and has established various implementation deadlines. Like other wireless carriers, Sprint has sought certain extensions of the deadlines, and these requests remain pending. We may be subjected to fines of as much as $10,000 per day if we are unable to comply with a surveillance request from law enforcement due to the lack of a required CALEA capability for which we or Sprint have not sought or received and extension.

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

REVIEW OF UNIVERSAL SERVICE REQUIREMENTS

     The FCC and the states are required to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. Sprint is required to contribute to the Federal universal service program as well as existing state programs. The FCC has determined that Sprint's contribution to the Federal universal service program is a variable percentage of "end-user telecommunications revenues." Although many states are likely to adopt a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. At the present time it is not possible to predict the extent of the Sprint total Federal and state universal service assessments or its ability to recover from the universal service fund.

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

ITEM 2.  PROPERTIES

     Management believes that its property, plant and equipment are adequate for its business at Chillicothe Telephone, Horizon Technology and Services, although additional property, plant and equipment are being added. The Chillicothe Telephone Company built a new 22,500 square foot operations and training facility, which was completed in the summer of 2001. This building is leased by Horizon Technology from Chillicothe Telephone and is used for their primary offices. Our properties consist of land, buildings, central office equipment, exchange and toll switches, data transmission equipment, underground conduits and cable, aerial cable, poles, wires, telephone instruments and other equipment. Our principal operations are conducted in a group of buildings we own on East Main Street, Chillicothe, Ohio. These headquarters buildings have approximately 40,000 square feet of floor space.

     Chillicothe Telephone occupies several properties and buildings comprising approximately 51,000 square feet in the aggregate, used for telephone switches, warehouse and office space. Chillicothe Telephone installed new plant record, mapping and billing software in 2000. Chillicothe Telephone also maintains over 130 vehicles used in servicing customers and maintaining the telephone infrastructure for residential customers and business services. In addition, Chillicothe Telephone has easements it uses in deploying its wireline network.

     Horizon PCS' principal executive offices, which are leased from Chillicothe Telephone, are located at 52 E. Main Street, Chillicothe, Ohio 45601-0480, which is also the location of its first PCS store. Horizon PCS also leases an additional 43 other retail stores throughout its territory. Horizon PCS owns three switching facilities in Fort Wayne, Indiana, Erie, Pennsylvania and Johnson City, Tennessee. As of December 31, 2002, Horizon PCS leased space on 828 on-air towers. Horizon PCS believes that its facilities are adequate for its current operations and are in good condition and additional leased space can be obtained if needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     On July 3, 2002, the Federal Communications Commission (the "FCC") issued a declaratory ruling on issues referred to it by a U.S. District Court, in the case of Sprint Spectrum L.P. v. AT&T Corp. The FCC held that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC rules. This FCC ruling did not preclude a finding of a contractual basis for these charges, nor did it rule whether or not Sprint had such a contract with carriers such as AT&T. This ruling has been appealed to the U.S. Circuit Court of Appeals for the District Columbia. The underlying case remains pending in the trial court, but has been stayed pending the outcome of the appeal. Because the appeal of the FCC ruling and the underlying case are both still pending, we cannot predict, with certainty, the final outcome of this action. As a result, Horizon PCS recorded a reduction in revenue in the second quarter of 2002 of approximately $1.3 million representing previously billed and recognized access revenue. Horizon PCS plans to cease recognition of this type of revenue in future quarters, unless there is ultimately a favorable ruling by the courts or the FCC on this issue. Sprint has asserted the right to recover these revenues from Horizon PCS. Horizon PCS will continue to assess the ability of Sprint or other carriers to recover these charges. Horizon PCS is also continuing to review the availability of defenses we may have against Sprint's claim to recover these revenues from us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of 2002.

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

     We paid the following quarterly cash dividends per share during the past two calendar years:

                                                              2002       2001
                                                          --------   --------
       First Quarter..................................    $   1.25   $   1.15
       Second Quarter.................................        1.25       1.25
       Third Quarter..................................        1.25       1.25
       Fourth Quarter.................................        1.25       1.25
                                                          --------   --------
                Total.................................    $   5.00   $   4.90
                                                          ========   ========

     Dividends are paid only as and when declared by our board of directors, in its sole discretion, based on our financial condition, results of operations, market conditions and such other factors as it may deem appropriate.

     There were 354 holders on record of our class A common stock as of December 31, 2002. There were 668 holders of record of our class B common stock as of December 31, 2002. This number does not include beneficial owners of common stock whose shares are held in the name of various dealers, depositories, banks, brokers or other fiduciaries.

RECENT SALES OF UNREGISTERED SECURITIES

          (1) During 2002, two people holding options to acquire Horizon Telcom class B common stock each exercised the vested portions of the options (149 shares each at $60 per share). Both individuals exercised in April 2002, and each was an executive officer or director. See "ITEM 11. Executive Compensation."

          (2) In May 2002 and November 2002, Horizon PCS issued an additional 1,060,201 and 1,099,958 shares, respectively, of convertible preferred stock as a dividend-in-kind to the holders of the outstanding convertible preferred stock.

     Exemption from the registration provisions of the Securities Act for the transactions described in paragraph (2) above was claimed on the basis that such transaction did not constitute an "offer," "offer to sell," "sale," or "offer to buy" under Section 5 of the Securities Act. Exemption from the registration provisions of the Securities Act for the transactions described in paragraph (1) above was claimed under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve any public offering, the purchasers were sophisticated with access to the kind of information registration would provide and that such purchasers acquired such securities without a view towards distribution thereof. In addition, exemption from the registration provisions of the Securities Act for the transactions described in paragraph (1) was claimed under Section 3(b) of the Securities Act on the basis that such securities were sold pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation and not for capital raising purposes and exemption from the registration provisions of the Securities Act for the transactions described in paragraph (2) above was claimed under Rule 144A of the Securities Act.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2002 with respect to shares of Horizon Telcom's and Horizon PCS' common stock that may be issued under existing equity compensation plans.


                                               HORIZON TELCOM                                  HORIZON PCS
                               --------------------------------------------  --------------------------------------------
                                                 Weighted        Number of                     Weighted-       Number of
                                 Number of        Average         Shares       Number of        Average         Shares
                                   Shares        Exercise        Remaining       Shares        exercise        Remaining
                                   Issued          Price       to be Issued      Issued          price       to be Issued
                               -------------  -------------   -------------  -------------- --------------  --------------
Equity Plans approved by
stockholders............            950         $ 60.00           9,050         4,513,854     $    0.51        7,183,030
                               =============  =============   =============  ============== ==============  ==============


TRANSFER AGENT AND REGISTRAR

     The registrar and transfer agent for Horizon Telcom common stock is National City Bank of Ohio.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth our selected historical consolidated financial data. We derived the data as of and for the five years ended December 31, 2002, 2001, 2000, 1999 and 1998 from our audited consolidated financial statements and related notes. This data should be read in conjunction with our audited consolidated financial statements and related notes for the years ended December 31, 2002, 2001 and 2000 included under with "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation," and "ITEM 8. Financial Statements and Supplementary Data."

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------------------
                                      2002              2001             2000            1999             1998
                                 --------------    --------------   --------------  --------------   --------------
Operating revenues.............. $ 264,706,821     $ 170,140,016    $  73,999,642   $  49,406,480    $  41,518,407
Operating income (loss).........  (112,737,213)      (82,689,886)     (37,142,923)     (4,504,463)       2,038,267
Net loss........................  (186,100,403)     (118,820,602)     (44,673,246)     (4,481,098)      (1,207,083)
Diluted loss per share of
  common stock (1)..............       (513.48)          (329.59)         (129.03)         (11.23)           (3.03)
Cash dividends on common
  stock.........................     1,812,204         1,767,088        1,793,038       1,815,014        1,815,014
Dividends per share on common
  stock (1).....................          5.00              4.90             4.60            4.55             4.55
Capital expenditures............    73,905,456       132,506,210      101,491,729      17,799,773       15,984,218



                                                                  AS OF DECEMBER 31,
                                 ----------------------------------------------------------------------------------
                                      2002              2001             2000            1999             1998
                                 --------------    --------------   --------------  --------------   --------------
Property, plant and equipment
  in-service, net.............   $ 299,487,567     $ 229,492,123    $ 121,933,149   $  72,868,507    $  79,565,362
Total assets..................     545,750,113       577,913,866      466,299,843     101,713,365      106,102,379
Long-term debt................     558,284,349       402,055,643      205,283,104      45,557,965       53,180,442
Convertible preferred stock of
  subsidiary - book value.....     157,105,236       145,349,043      134,421,881              --               --
Stockholders' equity (deficit)    (265,366,491)      (76,476,363)      41,634,415      27,693,752       33,987,193

Non-financial data:
Total access lines............          38,203            38,892           37,824          36,832           36,554
Total Horizon PCS subscribers
  (2).........................         270,900           194,100           66,400          13,700            2,100
Total bright.net subscribers..          12,500            14,900           15,000          14,500           11,800

--------------------------
(1)  Earnings  (loss) and  dividends per share have been adjusted to reflect the change in number of shares caused by the  three-for-one  stock split in the form of a stock dividend.
(2)  Represents approximate number of subscribers.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     We have focused a significant amount of our operational efforts over the past twelve months upgrading our wireless network to be able to provide the first level of third generation ("3G") network services marketed by Sprint nationally as "PCS Vision." In conjunction with Sprint's nationwide launch of PCS Vision, Horizon PCS began providing 3G services across its network in mid-August 2002. Subscribers are now able to connect to the Internet with their handsets, PDA's, and laptops at speeds of up to 144 kilobits per second ("kbps"). We believe the average user will experience peak rates of 75-80 kbps, which is two to three times faster than historical dial-up speeds.

     During the second half of 2001 and first half of 2002, a significant number of our customer additions were under the NDASL program. These lower credit quality customers activated under the NDASL program led to higher churn rates and an increased amount of bad debt during the second half of 2002 as a significant number of these customers were disconnected and written-off.

     Sprint has discontinued the NDASL program and replaced it with Clear Pay, which tightened credit restrictions, and Clear Pay II, which re-instituted deposit requirements for most lower credit quality customers and introduces additional controls on loss exposure. In addition, we have focused our marketing efforts toward recruiting higher quality customers. As a result, our percentage of prime credit customers in our subscriber portfolio increased to 74% at December 31, 2002, from 65% at its lowest point on March 31, 2002.

     In response to increased competition from other carriers and to improve focus on penetrating our markets with PCS Vision, Horizon PCS reorganized its operations group on October 1, 2002. Horizon PCS realigned its internal geographic markets and added a vice president to oversee our marketing and retail operations teams. Horizon PCS looks forward to the benefits of this new organizational alignment and believes it will result in higher gross subscriber additions and a better retention effort.

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

     Horizon PCS is currently in the process of attempting to negotiate modifications to lending arrangements and major contractual relationships. Horizon Telcom, Chillicothe Telephone, Horizon Technology, and Horizon Services are not obligated in any form to assist Horizon PCS in their negotiations nor are they obligated to compensate any of Horizon PCS' creditors should Horizon PCS default on any debt agreements. Defaults of covenants on debt agreements of Horizon PCS will not result in defaults in any debt agreements or other contractual obligation of Horizon Telcom or any of its subsidiaries. Should Horizon PCS be unsuccessful in its efforts to modify its debt and major contractual relationships, it is possible that our equity ownership would be substantially changed and reduced. Should our ownership of Horizon PCS fall below 50% and we lose control, Horizon PCS may not be included in the consolidated results of Horizon Telcom. This would have a significant impact on the presentation of operations of Horizon Telcom.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Allowance for Doubtful Accounts. With respect to Horizon PCS, estimates are used in determining our allowance for doubtful accounts receivable, which are based on a percentage of our accounts receivables by aging category. The percentage is derived by considering our historical collections and write-off experience, current aging of our accounts receivable and credit quality trends, as well as Sprint's credit policy.

     The following table provides certain statistics on Horizon PCS' allowance for doubtful accounts receivable of wireless subscribers for the year ended December 31:


                                                                  2002             2001             2000
                                                             -------------    --------------   -------------
Provision as a percent of wireless subscriber
  revenue............................................              10%               8%              8%
Write-offs, net of recoveries as a percent of
  wireless subscriber revenue........................              10%               7%              5%
Allowance for doubtful accounts as a percent of
  PCS accounts receivable............................              11%              11%             22%

     Under Sprint's service plans, wireless customers who do not meet certain credit criteria can select any plan offered subject to an account spending limit, referred to as ASL, to control credit risk exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("No Deposit ASL" or "NDASL"). As a result, a significant amount of our new wireless customer additions (approximately 59%) were NDASL subscribers during the program's available period.

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

     Beginning in November 2001, the NDASL program was replaced by "Clear Pay", which had tightened credit criteria. In April 2002, we replaced Clear Pay with "Clear Pay II," which re-instated the deposit requirement for most credit classes with account spending limits and featured increased back-office controls with respect to credit qualification and account collections. We anticipate the implementation of the Clear Pay II program will reduce our future bad debt exposure. If the deposit requirement is later removed or if these allowances for doubtful accounts receivable estimates are insufficient for any reason, our operating income and available cash could be reduced. At December 31, 2002, the allowance for doubtful accounts was $2,308,000. At December 31, 2002, approximately 30% of the subscribers in our markets were account spending limit customers with no deposit paid.

     With  respect  to  our  landline  segments  accounts   receivable  consists
primarily of amounts billed to interexchange carriers for allowing their customers to access our network when their customers place a call. Accounts receivable also includes charges for advertising in Chillicothe Telephone's yellow pages directory and amounts billed to customers for monthly services. Our collection history with interexchange carriers has been good. However, we do have some exposure to WorldCom and WorldCom's MCI division, which declared bankruptcy on July 21, 2002. Our outstanding accounts receivable with WorldCom at December 31, 2002 was approximately $600,000. Chillicothe Telephone wrote off approximately $375,000 at year-end 2002 which was related to WorldCom's pre-petition bankruptcy balances. The allowance for doubtful interexchange accounts receivable is approximately 4% of accounts receivable at December 31, 2002.

     Revenue Recognition. Horizon PCS records equipment revenue from the sale of handsets and accessories to subscribers in its retail stores and to local distributors in its territories upon delivery. Horizon PCS does not record equipment revenue on handsets and accessories purchased from national third-party retailers or directly from Sprint by subscribers in our territory. After the handset has been purchased, the subscriber purchases a service package, revenue from which is recognized monthly as service is provided and is included in subscriber revenue, net of credits related to the billed revenue. Horizon PCS believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to subscribers. For industry competitive reasons, Horizon PCS sells wireless handsets at a loss. Because such arrangements do not require a customer to subscribe to Horizon PCS' wireless services and because Horizon PCS sells wireless handsets to existing customers at a loss, it accounts for these transactions separately from agreements to provide customers wireless service.

     Horizon PCS' accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense is deferred and will be recorded over the average life for those customers (30 months) that are assessed an activation fee. The Company recognized approximately $2,992,000, $695,000 and $47,000 of both activation fee revenue and customer activation expense during 2002, 2001 and 2000, respectively, and had deferred approximately $6,093,000 and $3,809,000 of activation fee revenue and direct customer activation expense at December 31, 2002 and 2001.

     A management fee of 8% of collected PCS revenues from Sprint PCS subscribers based in Horizon PCS' territory, is accrued as services are provided and remitted to Sprint PCS and recorded as general and administrative expenses. Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees, and roaming services provided to Sprint PCS customers who are not based in Horizon PCS' territory are not subject to the 8% affiliation fee. Expense related to the management fees charged under the agreement was approximately $12,027,000, $5,923,000 and $1,302,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

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

     Impairment of Long-Lived Assets and Goodwill. The Company accounts for long-lived assets and goodwill in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As a result, the Company recorded approximately $3.5 million with respect to Horizon PCS related to accelerated depreciation on an impaired asset for the year ended December 31, 2002. SFAS No. 142 requires annual tests for impairment of goodwill including intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets. The Company recorded a goodwill impairment with respect to Horizon PCS of $13.2 million during the year ended December 31, 2002.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     This discussion and analysis is presented on an operating segment basis. The following table details the consolidated statements of income by operating segment for the years ended December 31, 2002 and 2001:

                                                     For the Year Ended December 31,
                                           ------------------------------------------------------
                                              Wireless Personal             Landline Telephone
                                            Communications Services         And Other Services
(Dollars in thousands)                     -------------------------    -------------------------
OPERATING REVENUES:                            2002         2001            2002         2001
                                           ------------ ------------    ------------ ------------
   PCS subscriber and roaming...........   $   207,978  $   115,906     $        --  $        --
   PCS equipment........................         7,847        7,106              --           --
   Basic local and long-distance service            --           --          18,702       19,586
   Network access.......................            --           --          21,523       20,198
   Equipment systems sales, information
     services, Internet access and other            --           --           8,657        7,344
                                           ------------ ------------    ------------ ------------
     Total operating revenues..........        215,825      123,012          48,882       47,128
                                           ------------ ------------    ------------ ------------

OPERATING EXPENSES:
   Cost of PCS and other equipment sales        19,189       14,871             607          688
   Cost of services.....................       166,904      100,257          16,296       14,911
   Selling and marketing................        52,601       48,993           1,648        1,553
   General and administrative...........        35,654       21,505          20,959       21,457
   Non-cash compensation................           397        1,044              16          105
   Loss on disposal of assets...........           632        1,297              16           --
   Depreciation and amortization........        40,271       18,519           9,032        7,630
   Impairment of goodwill and impact of
     acquisition-related deferred taxes.        13,222           --              --           --
                                           ------------ ------------    ------------ ------------
     Total operating expenses...........       328,870      206,486          48,574       46,344
                                           ------------ ------------    ------------ ------------

OPERATING INCOME (LOSS).................      (113,045)     (83,474)            308          784
                                           ------------ ------------    ------------ ------------

NONOPERATING INCOME (EXPENSE):
   Interest expense, net................       (60,601)     (27,434)         (2,769)      (2,131)
   Subsidiary preferred stock dividends.       (11,756)     (10,930)             --           --
   Interest income, net.................         2,990        5,054             (67)         110
                                           ------------ ------------    ------------ ------------
     Total nonoperating expense.........       (69,367)     (33,310)         (2,836)      (2,021)
                                           ------------ ------------    ------------ ------------

LOSS BEFORE INCOME TAX EXPENSE AND
   MINORITY INTEREST....................      (182,412)     (116,784)        (2,528)      (1,237)

INCOME TAX (EXPENSE) BENEFIT............            --            --         (1,160)      (1,783)

MINORITY INTEREST IN LOSS...............            --            --             --          984
                                           ------------ -------------   ------------ ------------

NET INCOME (LOSS).......................   $  (182,412) $   (116,784)   $    (3,688) $    (2,036)
                                           ============ =============   ============ ============


WIRELESS PERSONAL COMMUNICATIONS SERVICES SEGMENT

     The following discussion details key operating metrics and the results of operations for our wireless personal communications segment over the last fiscal year. Our wireless personal communications segment consists entirely of the operations of Horizon PCS.

     Under the Sprint Agreements, Sprint provides the Company significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint's and Sprint's network partners' PCS wireless subscribers incur minutes of use in the Company's territories and when the Company's subscribers incur minutes of use in Sprint and other Sprint network partners' PCS territories. These transactions are recorded in roaming revenue, cost of service, cost of equipment and selling and marketing expense captions in the accompanying consolidated statements of operations. Cost of service and roaming transactions include, long distance charges, roaming expense and the costs of services such as billing, collections, and customer service and other pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint Agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint's national distribution program. The 8% management fee is included in general and administrative. Amounts recorded relating to the Sprint Agreements for the years ended December 31, 2002 and 2001, are approximately as follows:




TOTAL REVENUES AND EXPENSES PROVIDED BY            YEAR ENDED DECEMBER 31,
SPRINT AGREEMENTS                                    2002             2001
----------------------------------------        -------------   --------------

Roaming revenue.........................        $  51,688,000    $  37,734,000
                                                =============   ==============

Cost of Service:
  Roaming...............................        $  40,883,000    $  27,007,000
  Billing and customer care.............           20,587,000       10,475,000
  Long Distance.........................           10,470,000        6,640,000
                                                -------------   --------------
    Total cost of service...............           71,940,000       44,122,000
Selling and marketing...................            2,566,000        1,460,000
General and administrative
  Affiliation fee.......................           12,027,000        5,923,000
                                                -------------   --------------
    Total expense.......................        $  86,533,000    $  51,505,000
                                                =============   ==============

KEY METRICS - HORIZON PCS

     Customer Additions. As of December 31, 2002, we provided personal communication service directly to approximately 270,900 customers. For the year ended December 31, 2002 and 2001, Horizon PCS net subscribers increased by approximately 76,800 and 127,700 customers, respectively. Gross activations during 2002 were 12% higher than 2001. However, an increase in the churn of NDASL and Clear Pay subscribers resulted in overall lower net customer additions for the year ended December 31, 2002, compared to the year ended December 31, 2001.

     Cost Per Gross Addition. CPGA summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing, cost of equipment and activation costs (which are included as a component of cost of service) and reducing that amount by the equipment revenue recorded, then divide that net amount by the total new customers acquired during the period. CPGA increased to $342 for the year ended December 31, 2002, compared to $339 for the year ended December 31, 2001 due primarily to an increase in commissions.

     Churn. Churn is the monthly rate of customers that both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30-day returns, by the beginning customer base for the period. Churn for the year is an average of the twelve months in the year. Churn for the year ended December 31, 2002, was 3.5% compared to 2.4% for the year ended December 31, 2001. This increase in churn is a result of an increase in the amount of sub-prime credit quality customers the Company added whose service was involuntarily discontinued during the period. We believe that it is likely that churn will remain at or slightly below this level during 2003.

     Average Revenue Per Unit. ARPU summarizes the average monthly revenue per customer. ARPU is computed by dividing service revenue and roaming revenues for the period by the average subscribers for the period.

     The following summarizes ARPU for the twelve months ended December 31:

                                                    2002            2001
                                              -------------   --------------
        Service revenues
           Recurring.....................     $         40    $          43
           Minute sensitive..............               12               14
           Features and other............                3               (1)
                                              -------------   --------------
             Total service revenues......               55               56
                                              -------------   --------------

        Roaming revenues.................               20               27
                                              -------------   --------------
               ARPU......................     $         75    $          83
                                              -------------   --------------

     Recurring service ARPU has declined as more customers activated or migrated to service plans in the $29.99 to $39.99 monthly recurring charge range. Additionally, recent service plans are offering more minutes at a lower monthly charge due to increased competition in the wireless industry. These additional minutes have driven down the ARPU received when customers use more minutes than their plan allows. We anticipate this trend to continue on voice-only service plans, but we anticipate higher service ARPU in the future as subscribers activate on data and voice plans, which offer more features, but at a higher monthly charge. ARPU from features and other has increased as we are offering fewer promotional credits and have charged more contract termination fees in 2002 as a result of higher deactivation and churn rates.

     The reduction in the reciprocal roaming rate has caused a decline in the roaming ARPU. On April 27, 2001, Sprint and its affiliates announced an agreement on a new Sprint PCS roaming rate; the reciprocal roaming rate decreased from $0.20 per minute to $0.15 per minute effective June 1, 2001, and decreased further to $0.12 per minute effective October 1, 2001. The reciprocal roaming rate changed to $0.10 per minute on January 1, 2002. Sprint has notified the Company that it intends to reduce the reciprocal roaming rate to $0.058 per minute of use in 2003. Based upon 2002 historical roaming data, a reduction in the reciprocal roaming rate to $0.058 per minute would have substantially reduced roaming revenue and expense. Had the lower rate been in effect for all of 2002, roaming revenue would have been approximately 40-50% lower.

RESULTS OF OPERATIONS

     Revenues. Subscriber revenues for the year ended December 31, 2002, were approximately $152.2 million, compared to approximately $77.7 million for the year ended December 31, 2001, an increase of $74.5 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We had approximately 270,900 customers at December 31, 2002, compared to approximately 194,100 at December 31, 2001. Our customer base has grown because we have launched additional markets and increased our sales force.

     Roaming revenues increased from approximately $38.5 million during the year ended December 31, 2001, to approximately $55.8 million for the year ended December 31, 2002, an increase of $17.3 million. This increase resulted from the continued expansion of our service territory as well as expanding roaming agreements with wireless carriers.

     PCS equipment revenues consist of handsets and accessories sold to customers through our stores and through our direct sales force. Equipment revenues for the year ended December 31, 2002, were approximately $7.8 million, compared to approximately $7.1 million for the year ended December 31, 2001, representing an increase of approximately $700,000. The increase in equipment revenues is the result of an increase in the number of handsets sold by our stores and direct sales force, somewhat offset by a lower sales price per unit.

     Cost of PCS and other equipment sales. Cost of equipment includes the cost of handsets and accessories sold by our stores and direct sales force to our customers. Cost of equipment for the year ended December 31, 2002, was approximately $19.2 million, compared to approximately $14.9 million for the year ended December 31, 2001, an increase of $4.3 million. The increase in the cost of equipment is the result of the growth in our wireless customers. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Cost of service. Cost of service includes costs associated with operating our network, including site rent, utilities, engineering personnel and other expenses related to operations. Cost of service also includes interconnection expenses, customer care, Sprint charges, Sprint PCS roaming fees and non-Sprint roaming fees. We pay Sprint PCS roaming fees to Sprint PCS when our customers use Sprint PCS' network outside of our territory. We pay non-Sprint PCS roaming fees to other wireless service providers when our customers use their networks.

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

     Sprint provides back-office and other services to Horizon PCS. Recently, Sprint has sought to increase service fees in connection with its development of 3G-related back-office systems and platforms. Horizon PCS, along with the other Sprint affiliates, is currently disputing the validity of Sprint's right to pass through this fee to the affiliates. If this dispute is resolved unfavorably to Horizon PCS, then Horizon PCS will incur additional expenses, which could have a material adverse impact on its liquidity and financial results. As of December 31, 2002, Horizon PCS has been billed by Sprint for 3G development costs of approximately $600,000, which the Company has not recorded or paid due to this dispute.

     Horizon PCS' cost of service for the twelve months ended December 31, 2002, was approximately $166.9 million, compared to approximately $100.3 million for the twelve months ended December 31, 2001, an increase of approximately $66.6 million. This increase reflects an increase in roaming expense and long distance charges of approximately $16.7 million and the increase in costs incurred under our network services agreement with the Alliances of approximately $13.7 million, both as a result of our subscriber growth during 2001 and 2002. Additionally, at December 31, 2002, our network covered approximately 7.4 million people versus approximately 6.9 million people at December 31, 2001. As a result, cost of service in 2002 was higher than 2001 due to the increase in network operations expense, including tower lease expense, circuit costs and payroll expense, of approximately $22.3 million. Growth in our customer base resulted in increased customer care, activations, and billing expense of approximately $11.2 million and other variable expenses, including interconnection and national platform expenses, of approximately $2.7 million. Overall, the average monthly cost of providing service per the average subscriber on our network decreased from $72 to $60 for the twelve months ended December 31, 2001 and 2002, respectively, as we have increased our subscriber base. In the aggregate, we expect to have substantial increases in 2003 in charges from Sprint, both as a result of volume and pricing increases.

     Selling and marketing expenses. Selling and marketing expenses consist of costs associated with operating our retail stores, including marketing, advertising, payroll and sales commissions. Selling and marketing expense also includes commissions paid to national and local third party distribution channels and subsidies on handsets sold by third parties for which we do not record revenue. Selling and marketing expenses rose to $52.6 million for the year ended December 31, 2002, compared to $49.0 million for the year ended December 31, 2001, an increase of $3.6 million. This increase reflects the increase in the costs of operating our 44 retail stores, 6 of which were launched during 2002. The costs include an increase in marketing and advertising in our sales territory of $6.5 million, the increase in commissions paid to third parties of $1.4 million and is offset by the decrease in subsidies on handsets sold by third parties of $4.3 million. We expect selling and marketing expense to increase in the aggregate as we compete to add customers.

     General and administrative expenses. General and administrative costs include the Sprint management fee (which is 8% of "collected revenues" as described under the "Sprint PCS Agreements" above), a provision for doubtful accounts receivable and costs related to corporate support functions including costs associated with functions performed for us by Horizon Services under our services agreement. These services include finance and accounting functions, computer access and administration, consulting, human resources and other administrative services. Horizon Services' costs for these functions are charged to us using a standard FCC cost allocation methodology. Under this methodology, all costs that can be specifically identified to us are directly charged to us, and all costs that are specifically identified to other subsidiaries of Horizon Telcom are charged to them. Costs incurred by Horizon Services that cannot be specifically identified to a company for which Horizon Services provides service are apportioned among the Horizon Telcom subsidiaries based on appropriate measures. Because of the economies of scale inherent in a centralized service company, we believe we are able to receive these services less expensively through this arrangement than if we provided them ourselves.

     General and administrative expenses for the twelve months ended December 31, 2002, were approximately $35.7 million compared to approximately $21.5 million in 2001, an increase of approximately $14.2 million. The increase reflects an increase in the provision for doubtful accounts of approximately $9.1 million, primarily due to the write-off of NDASL and ClearPay customers, and an increase in the Sprint management fee of approximately $6.1 million, as a result of higher subscriber revenues in 2002, offset by a decrease in other general expenses of approximately $1.0 million.

     Non-cash compensation expense. For both the twelve months ended December 31, 2002 and 2001, Horizon PCS recorded stock-based compensation expense of approximately $400,000 and $1.0 million, respectively. The expense recorded in 2001 includes approximately $700,000 related to the distribution of 7,249 shares of Horizon Telcom stock to employees of Horizon PCS and approximately $300,000 for stock options granted. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these stock options is approximately $620,000 in 2003, $193,000 in 2004, and $71,000 in 2005.

     Loss on sale of property and equipment. During the twelve months ended December 31, 2002, we incurred a loss of approximately $600,000 related to the sale of network equipment and corporate owned vehicles. These sales resulted in proceeds of approximately $1.6 million. The vehicles were subsequently leased back from the purchaser.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $21.8 million to a total of approximately $40.3 million during the twelve months ended December 31, 2002. The increase reflects the continuing construction of our wireless network as we funded approximately $63.1 million of capital expenditures during 2002.

     During 2002, the Company launched switches in Tennessee and Pennsylvania and disconnected some switching equipment in Chillicothe, Ohio. As a result, approximately $6.2 million of switching equipment is considered an impaired asset as defined by SFAS No. 144. Accordingly, depreciation and amortization expense for the year ended December 31, 2002, includes approximately $3.5 million of expense related to accelerated depreciation on the impaired asset.

     Amortization expense of the intangible asset related to the Bright PCS' acquisition was approximately $1.7 million during the years ended December 31, 2002 and 2001. Goodwill amortization was approximately $389,000 during the year ended December 31, 2001. Goodwill amortization ceased as of December 31, 2001, with the adoption of SFAS No. 142.

     Amortization expense also includes amortization of an intangible asset recorded in September 2000 related to the new markets granted to us by Sprint PCS in September 2000. We agreed to grant warrants to Sprint PCS in exchange for the right to provide service in additional markets. The warrants will be issued to Sprint PCS at the earlier of an initial public offering of the Company's common stock or July 31, 2003. The intangible asset is being amortized over the remaining term of the Sprint PCS management agreement, resulting in $752,000 of amortization expense per year. Amortization expense related to this intangible asset was approximately $752,000 for the years ended December 31, 2002 and 2001.

     Impairment of goodwill and impact of acquisition-related deferred taxes. On December 31, 2002 the Company performed the annual valuation assessment of goodwill. As a result of this valuation the Company recorded goodwill impairment of approximately $13.2 million, which eliminates the entire balance of goodwill at December 31, 2002.

     Interest expense, net. Interest expense for the year ended December 31, 2002, was approximately $60.6 million, compared to approximately $27.4 million in 2001. The increase in interest expense was a result of our additional indebtedness. Interest on the outstanding balance of our secured credit facility accrues at LIBOR plus a specified margin. On June 29, 2002, we agreed to several changes in the secured credit facility including a 25 basis point increase in the margin on the annual interest rate. At December 31, 2002, the interest rate on the $105.0 million term loan A borrowed under our secured credit facility was 5.40%, while the interest rate on the $50.0 million term loan B was 6.33%. Interest expense on the secured credit facility was $9.3 million and $4.8 million during the year ended December 31, 2002 and 2001, respectively.

     We accrue interest at a rate of 14.00% annually on our discount notes issued in September 2000 and will pay interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $108.7 million at December 31, 2002. Interest expense on the discount notes was approximately $27.2 million and $23.8 million during the year ended December 31, 2002 and 2001, respectively.

     On June 15, 2002, we began making semi-annual interest payments on our senior notes issued in December 2001 at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $24.1 million and $1.5 million during the years ended December 31, 2002 and 2001, respectively. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

     Interest expense also includes approximately $2.8 million and $1.1 million during the year ended December 31, 2002 and 2001, respectively, of amortization from the deferred financing fees related to our secured credit facility, our discount notes and our senior notes. Also contributing to interest expense was approximately $1.6 million and $2.8 million during the year ended December 2002 and 2001, respectively, in commitment fees paid on the unused portion of our secured credit facility.

     Capitalized interest during the year ended December 31, 2002 and 2001, was approximately $4.4 million and $6.6 million, respectively.

     Preferred stock dividend. Horizon PCS' convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually, commencing May 1, 2001. The dividends are paid with additional shares of convertible preferred stock. Through December 31, 2002, we have issued an additional
4,345,092 shares of convertible preferred stock in payment of dividends, including 1,060,201 shares on May 1, 2002 and 1,099,958 shares on November 1, 2002.

     Interest income, net. Interest income for the year ended December 31, 2002, was approximately $3.0 million compared to approximately $5.1 million in 2001. This decrease was due primarily to a lower average balance of cash investments during 2002, as compared to the same period in 2001 and due to a lower short-term interest rate environment in 2002.

     Income taxes. Until September 26, 2000, Horizon PCS was included in the consolidated Federal income tax return of Horizon Telcom. We provided for Federal income taxes on a pro rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of the convertible preferred stock on September 26, 2000, Horizon PCS is not able to participate in the tax-sharing agreement. Additionally, Horizon PCS is not able to recognize any net operating loss benefits until it generates taxable income. Horizon PCS did not record any income tax benefit for the twelve months ended December 31, 2002 or 2001, because of the uncertainty of generating future taxable income to be able to recognize current net operating loss carryforwards.

     Net loss. Horizon PCS' net loss for the twelve months ended December 31, 2002, was approximately $182.4 million compared to approximately $116.8 million for the twelve months ended December 31, 2001. The increase in Horizon PCS' loss reflects the continued expenses related to launching its wireless markets and building its wireless customer base, as well as the factors discussed in "Business - Current Developments" and "Business - Wireless Personal

Communications Services - Current Operating Environment and Our Business Strategy." We expect Horizon PCS to incur significant operating losses and to generate significant negative cash flow from operating activities due to these factors.

LANDLINE TELEPHONE SERVICES SEGMENT AND ALL OTHER SERVICES

     The following discussion details the results of operations of our landline telephone services segment and all other services not assigned to a segment for the last fiscal quarter.

RESULTS OF OPERATIONS

     Revenues. Network access revenue increased by approximately $1.3 million for the twelve months ended December 31, 2002, to approximately $21.5 million. The Company saw lower revenue from pooled interexchange carriers, offset by an increase of approximately $2.1 million related to amounts that had been previously set aside to settle future over earnings claims by other carriers. The over earnings claims amount was reversed due to a ruling in 2002 by the United States Court of Appeals that deals with a similar landline telecommunications company and its related carrier access rates. Long distance charges decreased by approximately $300,000 due to lower usage by our customers, as usage for long distance continues to shift to wireless devices. Directory advertising revenue and other related telephone services each decreased by approximately $300,000.

     Internet access and other revenues increased by approximately $1.4 million to $8.7 million for the twelve months ended December 31, 2002. Other revenues were impacted by increased VDSL revenue as we continue to build our customer base, which was somewhat offset by lower bright.net dial-up Internet service subscribers. We believe a number of these lost dial-up customers have switched to high-speed VDSL service.

     Cost of PCS and other equipment sales. Cost of goods sold for Chillicothe Telephone and Horizon Technology primarily consists of business system sales and customer maintenance expenses. Cost of goods sold for landline telephone and other services was essentially flat, decreasing by approximately $100,000 to $600,000 for the twelve months ended December 31, 2002 as compared to the same period in 2001.

     Cost of services. Cost of services include customer care support, and network-related costs, including switching, access and circuit expenses. Cost of services also includes expenses related to the installation of Chillicothe Telephone's VDSL service.

     Cost of services for the twelve months ended December 31, 2002, was approximately $16.3 million, compared to approximately $14.9 million for the twelve months ended December 31, 2001, an increase of approximately $1.4 million. Approximately $900,000 of the increase was related to the continued installation and programming expenses associated with our VDSL service, while Horizon Technology's Internet service, Brightnet, experienced an increase in access expense of approximately $500,000 due primarily to increased circuit charges.

     Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs including marketing for VDSL. Selling and marketing expenses for landline telephone and other related services was approximately $1.6 million, for each of the twelve months ending December 31, 2002 and 2001.

     General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses decreased by approximately $500,000 to approximately $21.0 million for the twelve months ended December 31, 2002, primarily due to a decrease in legal fees and other general expenses.

     Non-cash compensation expense. Non-cash compensation expense is the amortization of the value of stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. Non-cash compensation expense decreased slightly in 2002 due to a reduction in vesting percentages in 2002.

     Loss on disposal of assets. During 2002, Horizon Technology incurred a loss of approximately $16,000 related to the disposal of computer related equipment.

     Depreciation and amortization expense. Depreciation and amortization expenses for landline telephone and other services increased by approximately $1.4 million to a total of approximately $9.0 million during the twelve months ended December 31, 2002. The increase reflects the continuing expansion of our plant to provide VDSL service. We expect to continue this expansion in 2003, resulting in further increases in depreciation expense.

     Interest expense, net. Interest expense for the twelve months ended December 31, 2002, was approximately $2.8 million, compared to approximately $2.1 million for the twelve months ended December 31, 2001. The increase in interest expense was a result of our additional debt outstanding during the twelve months ended December 31, 2002, compared to the same period in 2001. We expect further increases in interest expense in 2003 due to anticipated higher average debt levels.

     In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64% Senior Notes. A portion of the proceeds was used to retire the line of credit on September 28, 2002. Interest expense on the 2002 Senior Notes was approximately $800,000 for the twelve months ended December 31, 2002. The remaining proceeds of approximately $3.0 million were used primarily for general corporate purposes. Interest expense on the retired line of credit and the retired 1993 Senior Notes was approximately $1.3 million and $1.5 million for the twelve months ended December 31, 2002 and 2001, respectively. Interest expense on Chillicothe Telephone's 1998 Senior Notes was approximately $800,000 in both 2002 and 2001. Capitalized construction interest was approximately $100,000 and $200,000, for the years ended 2002 and 2001, respectively.

     Interest income, net. The landline telephone service segment recorded approximately $100,000 of other expense in the twelve months ended December 31, 2002. In 2001, income of approximately $100,000 was recorded related to non-operating corporate activity.

     Income tax expense. Income tax expense for the twelve months ended December 31, 2002, was approximately $1.2 million compared to approximately $1.8 million in 2001, reflecting lower net income before tax in 2002.

    Minority interest in loss. As part of the acquisition of Bright PCS, the former members of Bright PCS have approximately an 8% ownership in Horizon PCS, excluding the impact of the possible conversion of convertible preferred stock and exercise of options and warrants. Horizon Telcom accounts for this ownership by recording the portion of net loss attributable to the minority shareholders as minority interest in loss in the accompanying condensed consolidated statements of operations. Horizon Telcom recognized approximately $1.0 million in 2001 related to the minority interest. There will not be any further allocations to minority interests until such time as Horizon PCS becomes profitable and any unallocated losses to minority interests are offset with income in future periods.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     The following table details the consolidated statements of income by operating segment for the twelve months ended December 31, 2001 and 2000.

                                                               For the Year Ended, December 31,
                                                         ------------------------------------------------------
                                                               Wireless Personal        Landline Telephone
                                                           Communications Services      And Other Services
         (Dollars in thousands)                          -------------------------   --------------------------
         OPERATING REVENUES:                                 2001         2000           2001          2000
                                                         ------------ ------------   ------------  ------------
            PCS subscriber and roaming..............     $   115,906  $    26,111    $        --   $        --
            PCS equipment...........................           7,106        3,061             --            --
            Basic local and long-distance service...              --           --         19,586        20,320
            Network access..........................              --           --         20,198        17,276
            Equipment systems sales, information
              services, Internet access and other...              --           --          7,344         7,232
                                                         ------------ ------------   ------------  ------------
              Total operating revenues.............          123,012       29,172         47,128        44,828
                                                         ------------ ------------   ------------  ------------

         OPERATING EXPENSES:
            Cost of PCS and other equipment sales .           14,871        9,775            688           722
            Cost of services.......................          100,257       27,452         14,911        14,019
            Selling and marketing..................           48,993       18,026          1,553         1,601
            General and administrative.............           21,505        7,457         21,457        18,180
            Non-cash compensation..................            1,044          636            105           217
            Loss on disposal of assets.............            1,297           --             --            --
            Depreciation and amortization..........           18,519        6,134          7,630         6,924
                                                         ------------ ------------   ------------  ------------
              Total operating expenses.............          206,486       69,480         46,344        41,663
                                                         ------------ ------------   ------------  ------------

         OPERATING INCOME (LOSS)...................          (83,474)     (40,308)           784         3,165
                                                         ------------ ------------   ------------  ------------

         NONOPERATING INCOME (EXPENSE):
            Interest expense, net..................          (27,434)     (10,317)        (2,131)       (1,876)
            Subsidiary preferred stock dividends...          (10,930)      (2,782)            --            --
            Interest income, net...................            5,054        4,559            110           175
                                                         ------------ ------------   ------------  ------------
              Total nonoperating expense...........          (33,310)      (8,540)        (2,021)       (1,701)
                                                         ------------ ------------   ------------  ------------

         INCOME (LOSS) BEFORE INCOME TAX EXPENSE
            AND MINORITY INTEREST..................         (116,784)     (48,848)        (1,237)        1,464

         INCOME TAX (EXPENSE) BENEFIT..............               --        2,983         (1,783)       (2,087)

         MINORITY INTEREST IN LOSS.................               --           --            984         2,301
                                                         ------------ ------------   ------------  ------------

         GAIN (LOSS) BEFORE EXTRAORDINARY ITEM.....               --      (45,865)        (2,036)        1,678
                                                         ------------ ------------   ------------  ------------

         EXTRAORDINARY ITEM........................               --         (486)            --            --
                                                         ------------ ------------   ------------  ------------

         NET INCOME (LOSS).........................      $  (116,784) $   (46,351)   $    (2,036)  $     1,678
                                                         ============ ============   ============  ============


WIRELESS PERSONAL COMMUNICATIONS SERVICES SEGMENT

     The following discussion details key operating metrics and the results of operations for our wireless personal communications service segment over the past twelve months. Our wireless personal communications segment consists entirely of the operations of Horizon PCS.

SPRINT AGREEMENTS

     Amounts recorded relating to the Sprint Agreements for the years ended December 31, 2001 and 2000, are approximately as follows:




TOTAL REVENUES AND EXPENSES PROVIDED BY              YEAR ENDED DECEMBER 31,
SPRINT AGREEMENTS                                     2001             2000
---------------------------------------------    --------------   --------------
Roaming revenue..............................    $  37,734,000    $   7,662,000
                                                 ==============   ==============

Cost of Service:
  Roaming....................................    $  27,007,000    $   5,180,000
  Billing and customer care..................       10,475,000          960,000
  Long Distance..............................        6,640,000          574,000
                                                 --------------   --------------
    Total cost of service....................       44,122,000        6,714,000
  Selling and marketing......................        1,460,000          322,000
  General and administrative  Affiliation fee        5,923,000        1,302,000
                                                 --------------   --------------
    Total expense............................    $  51,505,000    $   8,338,000
                                                 ==============   ==============


KEY METRICS - HORIZON PCS

     Customer Additions. As of December 31, 2001, we provided personal communication service directly to approximately 194,100 customers. For the year ended December 31, 2001 and 2000, Horizon PCS net subscribers increased by approximately 127,700 and 52,700 customers, respectively. Gross activations during 2001 were 153% higher than 2000 due in part to changes in deposit requirements for new low credit quality subscribers.

     Cost Per Gross Addition. CPGA was $339 for the year ended December 31, 2001, compared to $373 for the year ended December 31, 2000. This decrease is primarily the result of more gross activations in 2001 compared to 2000.

     Churn. Churn for the year is an average of the twelve months in the year. Churn for the year ended December 31, 2001, was 2.4% relatively flat when compared to 2.6% for the year ended December 31, 2000.

     Average Revenue Per Unit. The following summarizes ARPU for the year ended December 31:

                                                2001              2000
                                          ----------------   ---------------
   Service revenues
      Recurring.......................... $         43        $        38
      Minute sensitive...................           14                 13
      Features and other*................           (1)                --
                                          ----------------   ---------------
        Total service revenues...........           56                 51
                                          ================    ==============

   Roaming revenues......................           27                 24
                                          ----------------    --------------
          ARPU........................... $         83        $        75
                                          ----------------    --------------
----------------------
* Excludes  impact of a  non-recurring  adjustment  to access revenue.

     Recurring service ARPU increased as more customers activated or migrated to service plans carrying higher monthly recurring charges.

RESULTS OF OPERATIONS

     Revenues. Subscriber revenues for the year ended December 31, 2001, were $77.7 million, compared to $17.7 million for the year ended December 31, 2000, an increase of $60.0 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We had approximately 194,100 customers at December 31, 2001, compared to approximately 66,400 at December 31, 2000. Our customer base has grown because we have launched additional markets and increased our sales force. ARPU excluding roaming increased in 2001 to $56 from $51 in 2000, as customers chose plans carrying a higher monthly recurring charge.

     Roaming revenues increased from $8.4 million during the year ended December 31, 2000, to $38.5 million for the year ended December 31, 2001, an increase of $30.1 million. ARPU including roaming increased from $75 to $83 for the year ended December 31, 2000, and December 31, 2001, respectively. This increase primarily resulted from the continued build-out of our network, including highways covering northwest Ohio, northern Indiana and Pennsylvania.

     Equipment revenues consist of handsets and accessories sold to customers through our stores and through our direct sales force. Equipment revenues for the year ended December 31, 2001, were $7.1 million, compared to $3.1 million for the year ended December 31, 2000, representing an increase of $4.0 million. The increase in equipment revenues is the result of an increase in the number of handsets sold by our stores and direct sales force, somewhat offset by a lower sales price per unit.

     Cost of PCS and other equipment sales. Cost of equipment for the twelve months ended December 31, 2001, was approximately $14.9 million, compared to approximately $9.8 million for the twelve months ended December 31, 2000, an increase of approximately $5.1 million. The increase in the cost of equipment is the result of the growth in our wireless customers, partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Cost of service. Cost of service for the twelve months ended December 31, 2001, was approximately $100.3 million, compared to approximately $27.4 million for the twelve months ended December 31, 2000, an increase of approximately $72.9 million. This increase reflects the increase in roaming expense, including long distance charges, of approximately $29.9 million; the increase in costs incurred under our wireless network services agreement with the Alliances of approximately $12.4 million; the increase in wireless network operations, including tower lease expense, circuit costs and payroll expense, of approximately $17.6 million; increased customer care, activations, and billing expense of approximately $9.6 million; and the increase in other variable expenses, including interconnection and national platform expenses, of approximately $3.4 million.

     Selling and marketing expenses. Selling and marketing expenses rose to approximately $49.0 million for the twelve months ended December 31, 2001, compared to approximately $18.0 million in 2000, an increase of approximately $31.0 million. This increase reflects the increase in the costs of operating our 38 retail stores, including marketing and advertising in our sales territory, of approximately $17.6 million, the increase in subsidies on handsets sold by third parties of approximately $10.1 million, and the increase in commissions paid to third parties of approximately $3.3 million. We expect selling and marketing to increase in the aggregate as we expand our coverage, launch additional a stores and add customers.

     General and administrative expenses. General and administrative expenses for the twelve months ended December 31, 2001, were approximately $21.5 million compared to approximately $7.5 million in 2000, an increase of approximately $14.0 million. The increase reflects an increase in the provision for doubtful accounts receivable of approximately $5.0 million, an increase in the Sprint management fee of approximately $4.6 million as a result of higher subscriber revenues in 2001, increased professional fees, including non-recurring costs related to pursuing strategic business alternatives of $1.3 million, increased headcount, professional services and other general expenses, including property and franchise taxes, of $3.1 million.

     Non-cash compensation expense. For the twelve months ended December 31, 2001 and 2000, Horizon PCS recorded stock-based compensation expense of approximately $1.0 million and $600,000 respectively. The expense recorded in 2001 includes approximately $700,000 related to the distribution of 7,249 shares of Horizon Telcom stock to employees of Horizon PCS and $300,000 for stock options granted. The expense in 2000 relates to the amortization of the value of stock options granted in 1999 and 2000.

    Depreciation and amortization expense. Depreciation and amortization expenses increased by $12.4 million to a total of $18.5 million in 2001. The increase reflects the continuing construction of our network as we funded approximately $116.6 million of capital expenditures during 2001. In addition, because our acquisition of Bright PCS was accounted for as a purchase transaction, amortization has increased as a result of amortizing the related goodwill and intangible assets. Amortization expense of the intangible asset was $1.7 million and $868,000 during 2001 and 2000, respectively. Related goodwill amortization was $389,000 and $198,000 in 2001 and 2000, respectively. Goodwill amortization ceased as of December 31, 2001, with the adoption of SFAS No. 142.

     Amortization expense also includes amortization of an intangible asset recorded in September 2000 related to the new PCS markets granted to us by Sprint in September of 2000. We agreed to grant warrants to purchase shares of Horizon PCS' common stock to Sprint in exchange for the right to provide service in additional markets. The warrants will be issued to Sprint at the earlier of an initial public offering of Horizon PCS' common stock or July 31, 2003. The intangible asset is being amortized over the remaining term of the Sprint PCS management agreement, resulting in $752,000 of amortization expense per year. Amortization expense related to this intangible asset was approximately $800,000 and $200,000 for the years ended December 31, 2001 and 2000, respectively.

     Loss on disposal of assets. During the twelve months ended December 31, 2001, Horizon PCS incurred a loss of approximately $1.3 million related to the upgrade of network equipment to 3G technology. The loss represents the net book value of the assets disposed of, less proceeds received for the equipment.

     Interest expense, net. Interest expense for the year ended December 31, 2001, was $27.4 million, compared to $10.3 million in 2000. Interest on the outstanding balance of our secured credit facility accrues at LIBOR plus a specified margin. On June 29, 2001, we agreed to several changes in the secured credit facility including a 25 basis point increase in the annual interest rate. At December 31, 2001, the interest rate on the amount borrowed on our secured credit facility was 6.16%. Interest expense on the secured credit facility was $4.8 million and $1.2 million during 2001 and 2000, respectively.

     We accrue interest at a rate of 14.00% per annum on our discount notes through October 1, 2005, and will pay interest semi-annually in cash thereafter. Unaccreted interest expense on the discount notes was $135.9 million at December 31, 2001. Interest expense on the discount notes was $23.8 million and $5.1 million during 2001 and 2000, respectively.

     On June 15, 2002, we begin making semi-annual interest payments on our senior notes issued in December 2001 at an annual rate of 13.75%. Interest expense accrued on the senior notes was $1.5 million during 2001. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

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

     The increase in interest expense as a result of our additional indebtedness was somewhat offset by capitalized interest related to our network build-out. Capitalized interest during 2001 and 2000 was approximately $6.6 million and $1.5 million, respectively.

     Preferred stock dividend. Horizon PCS' convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing May 1, 2001. The dividends are paid with additional shares of convertible preferred stock. On May 1, 2001, Horizon PCS issued an additional 1,163,051 shares of preferred stock in payment of the stock dividends through April 30, 2001, and on November 1, 2001, we issued an additional 1,021,882 shares of preferred stock in payment of the stock dividends through October 31, 2001.

     Interest income. Interest income for the year ended December 31, 2001, was $5.0 million. Interest income was generated from the short-term investment of cash proceeds from our private equity sales, discount notes and drawings under the secured credit facility, all completed on September 26, 2000. Additionally, in conjunction with our offering of $175.0 million in senior notes in December 2001, we were required to escrow approximately $48.7 million of the proceeds (in an interest bearing account) for the first four interest payments due under the notes' terms. We recorded $69,000 of interest income on the escrow funds.

     Income taxes. Until September 26, 2000, Horizon PCS was included in the consolidated federal income tax return of Horizon Telcom. Horizon PCS provided for federal income taxes on a pro-rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of Horizon PCS' convertible preferred stock on September 26, 2000, Horizon PCS will not be able to participate in the tax sharing agreement nor will they be able to utilize any net operating loss benefits until they start to generate taxable income. Horizon PCS did not record any income tax benefit for the twelve months ended December 31, 2001 because of the uncertainty of generating future taxable income to be able to recognize current net operating losses.

     Extraordinary loss. As a result of the September 26, 2000, financings, Horizon PCS retired its long-term debt payable to financial institutions. As a result of the debt extinguishments, Horizon PCS expensed the unamortized portion of the related financing costs, as well as fees associated with the debt extinguishments. These fees and expenses amounted to approximately $748,000 and are shown on the statement of operation net of a tax benefit of $262,000.

     Net loss. Horizon PCS' net loss for the twelve months ended December 31, 2001, was approximately $116.8 million compared to approximately $46.4 million for the twelve months ended December 31, 2000. The increase in Horizon PCS' loss reflects the continued expenses related to launching its markets and building its customer base.

LANDLINE TELEPHONE SERVICES SEGMENT AND ALL OTHER SERVICES

     The following discussion details the results of operations of our landline telephone services segment and all other services not assigned to a segment for the twelve months ended December 31, 2001 and 2000.

RESULTS OF OPERATIONS

     Revenues. Basic local and long-distance service revenue decreased for the twelve months ended December 31, 2001, by approximately $700,000 to $19.6 million as the Company continues to see substantially lower usage for long-distance service. We expect this trend to continue for the foreseeable future, as more customers use wireless devices where long distance is included for one monthly fee. Network access revenues increased by approximately $2.9 million to $20.2 million for the year ended December 31, 2001, as compared to 2000. This increase was due to increased usage of our network.

     Other revenues were impacted by increased VDSL revenue as we continue to build our customer base, offset somewhat by decreased revenues from our bright.net Internet services. Our Internet access services saw a decrease in customers during 2001, resulting in lower overall revenues.

     Cost of PCS and other equipment sales. Cost of goods sold was essentially flat for the twelve months ended December 31, 2001 and 2000, at approximately $700,000.

     Cost of services. Cost of services for the twelve months ended December 31, 2001, was approximately $14.9 million, compared to approximately $14.0 million for the twelve months ended December 31, 2000, an increase of approximately $900,000. This increase was a result of increased costs associated with the start up, continued installation and expansion of our VDSL service as we continue to build out the network and increase the subscriber base.

     Selling and marketing expenses. Selling and marketing expenses were essentially flat, at approximately $1.6 million for each of the twelve months ended December 31, 2001 and 2000.

     General and administrative expenses. General and administrative expenses increased to approximately $21.5 million for the twelve months ended December 31, 2001, compared to approximately $18.2 million for 2000. Of the increase, $1.5 million was related to an increase in billing support services, information technology and Horizon Technology's administrative services, while $1.8 million was related to increased headcount and professional services at Horizon Services, needed to support Horizon PCS' growth.

     Non-cash   compensation   expense.   This   compensation   expense  is  the
amortization of the value of stock options granted in November 1999.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $700,000 to a total of $7.6 million in 2001. The increase reflects the continuing construction of our network as we additionally funded approximately $16.0 million for VDSL and the continuous upgrade of our landline network to optical fiber cabling.

     Interest expense, net. Interest expense for the twelve months ended December 31, 2001, was approximately $2.1 million, compared to approximately $1.9 million for the twelve months ended December 31, 2000. The increase in interest expense was a result of our additional debt outstanding during the twelve months ended December 31, 2001, compared to the same period in 2000.

     Interest expense on the retired line of credit and the retired 1993 Senior Notes was approximately $1.5 million in 2001 and $900,000 in 2000. Interest expense on Chillicothe Telephone's 1998 Senior Notes was approximately $800,000 in 2002 and 2001. For the year ended December 31, 2000, Chillicothe Telephone recognized other interest expense of approximately $500,000 related to its outstanding line of credit. Capitalized construction interest was approximately $200,000 and $300,000, in 2001 and 2000 respectively. Amortization of debt issuance costs was approximately $19,000 in both 2001 and in 2000.

     Interest income, net. The landline telephone service segment had approximately $100,000 of income for the twelve months ended December 31, 2001 compared to approximately $400,000 of income in 2000. The decrease of approximately $300,000 was related to lower amounts of interest income that was recognized in 2001.

     Income tax expense. Income tax expense for the twelve months ended December 31, 2001, was approximately $1.8 million compared to approximately $2.0 million in 2000, reflecting lower net income before taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, Horizon PCS was in compliance with its covenants with regards to its outstanding debt. However, Horizon PCS believes that it is probable that it will violate one or more of its covenants under its secured credit facility in 2003. The failure to comply with a covenant would be an event of default under Horizon PCS' secured credit facility, and would give the lenders the right to pursue remedies. These remedies could include acceleration of amounts due under the facility. If the lenders elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures for our senior notes and discount notes (see "Note 11" in the "Notes to Consolidated Financial Statements") and would give Sprint certain remedies under our Consent and Agreement with Sprint. See "The Sprint Agreements." Horizon PCS does not have sufficient liquidity to repay all of the indebtedness under these obligations. Horizon PCS's independent auditors report dated March 4, 2003 states that these matters have substantial doubt about Horizon PCS' ability to continue as a going concern.

     In addition,  without the  additional  borrowing  capacity under the senior credit facility, significant modifications in the amounts charged by Sprint under the management agreements, significant modifications in the amounts charged by the Alliances under the Network Service Agreement and/or a restructuring of their capital structure, Horizon PCS likely does not have sufficient liquidity to fund its operations so that it can pursue its desired business plan and achieve positive cash flow from operations.

     Horizon PCS plans to take the following steps (some of which it has already commenced) within the next six months to achieve compliance under its debt facilities and to fund its operations:

     o Entering into negotiations with Sprint to adjust the amounts charged by Sprint to the Company under the Sprint management agreements to improve Horizon PCS' cash flow from operations.

     o Entering into negotiations or arbitration with the lenders under the senior credit facility to modify the debt covenants, and if necessary, to obtain waivers and/or a forbearance agreement with respect to defaults under the senior credit facility.

     o Entering into negotiations with the lenders under their senior credit facility to obtain the right to borrow under the $95 million line of credit and to modify the repayment terms of this facility.

     o If the lenders under the senior credit facility accelerate the senior debt, negotiating a waiver or forbearance agreement with representatives of the holders of their senior notes and discount notes.

     o Entering into negotiations with the Alliances to adjust the amounts charged by Alliances to Horizon PCS under the network agreements to improve Horizon PCS' cash flow from operations.

     o Pursuing means to reduce operating expenses by critically analyzing all expenses and entering into pricing negotiations with key vendors.

     Horizon PCS would need to be successful in these efforts to be in position to execute its business plan and achieve positive cash flow. Horizon PCS can give no assurance that it will be successful in these efforts. In its early discussions with Sprint, Sprint has indicated reluctance in modifying the fee structure as needed under the first item listed above.

     Horizon PCS has engaged Berenson & Company, an investment banking firm, to assist in its efforts to renegotiate or restructure its equity, debt and other contractual obligations.

     If Horizon PCS is unable to restructure its current debt and other contractual obligations as discussed above, it would need to:

     O    obtain financing to satisfy or refinance its current obligations;

     O find a purchaser or strategic partner for Horizon PCS' business or otherwise dispose of its assets; or

     O    seek bankruptcy protection.

Financing Overview

     In 1996, Horizon Telcom was formed as part of a reorganization of Chillicothe Telephone and several of its affiliates. Since that time, Horizon Telcom has met its needs for capital primarily by borrowing, by selling selected businesses and assets, and by funds generated from operations. In 2000, Horizon Telcom formed Horizon PCS, to which it transferred its subsidiary Horizon Personal Communications. In June 2000, Horizon PCS acquired the remaining 74% of Bright PCS. Horizon PCS also entered into several major financing transactions in September 2000 and December 2001.

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

     The $50.0 million tranche was drawn on September 26, 2000, and had an interest rate of 6.33% at December 31, 2002. As required, we drew the remaining $105.0 million tranche in March, 2002. The interest rate on the $105.0 million tranche was 5.40% at December 31, 2002. The revolving credit facility is subject to restrictions and may not be used if we violate loan covenants.

     On December 7, 2001, Horizon PCS received $175.0 million from the issuance of unsecured senior notes (the "senior notes") due on June 15, 2011. Interest is paid semi-annually on June 15 and December 15 at 13.75% annually, with interest payments commencing June 15, 2002. Approximately $48.7 million of the offering's proceeds were placed in an escrow account to fund the first four semi-annual interest payments. The first of these payments were made on June 15, 2002 and December 15, 2002. The senior notes were subject to an exchange offer that was completed in 2002.

     The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our financing based on our contractual level of long-term indebtedness:


(Dollars in millions)                                      Years Ending December 31,
                                     -------------------------------------------------------------------
                                         2003          2004          2005          2006         2007       Thereafter
                                     ------------  ------------  ------------  -----------  ------------  -----------
Horizon PCS:
Secured credit facility,
  due 2008.......................    $    155.0    $    146.7    $    126.5    $     99.7   $     71.6    $     --
     Variable interest rate (1) .           5.70%         5.70%         5.70%         5.70%        5.70%        5.70%
     Principal payments..........    $     --      $      8.3    $     20.2    $     26.8   $     28.1    $    71.6
Discount notes, due 2010 (2).....    $    217.5    $    253.1    $    283.7    $    286.1   $    288.5    $     --
     Fixed interest rate.........          14.00%        14.00%        14.00%        14.00%       14%          14.00%
     Principal payments..........    $     --      $     --      $     --      $     --     $     --      $   295.0
Senior notes, due 2011...........    $    175.0    $    175.0    $    175.0    $    175.0   $    175.0    $     --
     Fixed interest rate.........          13.75%        13.75%        13.75%        13.75%       13.75%       13.75%
     Principal payments..........    $     --      $     --      $     --      $     --     $    --       $   175.0

Chillicothe Telephone:
1998 Senior notes, due 2018 (3)..    $     12.0    $     12.0    $     12.0    $     12.0   $     12.0    $     --
     Fixed interest rate.........           6.72%         6.72%         6.72%         6.72%        6.72%        6.72%
     Principal payments..........    $     --      $     --      $     --      $     --     $     --      $     12.0
2002 Senior notes, due 2012 (4)..    $     30.0    $     30.0    $     30.0    $     30.0   $     30.0    $     --
     Fixed interest rate.........           6.64%         6.64%         6.64%         6.64%        6.64%         6.64%
     Principal payments..........    $     --      $     --      $     --      $     --     $     --      $     30.0


     ----------------------
     (1) Interest rate on the secured credit facility equals the LIBOR plus a margin that varies from 400 to 450 basis points. At December 31, 2002, $50.0 million was effectively fixed at 8.53% through two interest rate swaps discussed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk." The nominal interest rate is assumed to equal 5.70% for all periods ($50.0 million at 6.33% and $105.0 million at 5.40%).

     (2) Face value of the discount notes is $295.0 million. End of year balances presented here are net of the discount and net of the related warrant value and assume accretion of the discount as interest expense at an annual rate of 14.00%.

     (3) On November 12, 2002, Chillicothe Telephone amended and restated its 1998 $12,000,000 senior notes due 2018. The interest rate on the amended notes will be 6.72%, an increase of 10 basis points, with the same maturity date as the 1998 Senior Notes.

     (4) In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64%, 10-year Senior notes due in full July 1, 2012. The proceeds of the offering were used to retire both the short-term line of credit and the non-current portion of the 1993 Senior Notes.

     Horizon Telcom, Chillicothe Telephone, Horizon Technology, and Horizon Services are not obligated in any form to assist Horizon PCS in their negotiations nor are they obligated to compensate any of Horizon PCS' creditors should Horizon PCS default on any debt agreements. While Horizon PCS faces several liquidity issues, the liquidity of Horizon Telcom independent of Horizon PCS is more favorable. Cash and working capital for Horizon Telcom, net of Horizon PCS, is approximately $8.8 million and approximately $13.2 million, respectively. We feel that this level of working capital is adequate to maintain Horizon Telcom's operations for the foreseeable future. Horizon Telcom, net of Horizon PCS, generated approximately $15.4 of cash flow from operations during 2002.

     Statement of Cash Flows. At December 31, 2002, we had cash and cash equivalents of approximately $94.9 million, including Horizon PCS' deposit requirements discussed below, and working capital of approximately $100.8 million. At December 31, 2001, we had cash and cash equivalents of approximately $127.2 million and working capital of approximately $104.4 million. Horizon PCS was also required to escrow funds sufficient to cover the first four interest payments on the senior notes. These funds are presented as restricted cash on the consolidated balance sheet. The decrease in cash and cash equivalents of approximately $32.3 million is primarily attributable to the funding of our loss from continuing operations of approximately $186.1 million (this loss also includes certain non-cash charges) and funding our capital expenditures of approximately $73.9 million during 2002, offset by the $105.0 million draw on Horizon PCS' secured credit facility.

     Net cash used in operating activities for the twelve months ended December 31, 2002, was approximately $63.4 million. This reflects the continuing use of cash for our operations to build our customer base, including but not limited to providing service in our markets and the costs of acquiring new customers. The net loss of approximately $186.1 million was partially offset by increases to depreciation, non-cash interest expense and the provision for doubtful accounts receivable, offset by increases to accounts receivable. We expect to continue to see negative cash flows from operations for 2003.

     Net cash used in investing activities was approximately $72.3 million for 2002, reflecting the continuing build-out of the Horizon PCS network as well as the deployment of capital necessary to offer VDSL service. At December 31, 2002, we operated approximately 828 cell sites in our PCS network (an additional 510 cell sites were operated by the Alliances in our territories). This represents an addition of approximately 224 sites during the twelve months ended December 31, 2002. In addition to the sites, we have increased the number of PCS switching stations in our territory and have increased our number of PCS retail stores from 38 at the end of 2001, to 44 at December 31, 2002. We expect future capital expenditures to be much less than 2002 as we focus more on operational and maintenance of our network and less on build out and expansion.

     Net cash provided by financing activities for 2002, was approximately $103.5 million consisting primarily of $105.0 million draw Horizon PCS' term loan A required under the secured credit facility. We incurred approximately $2.3 million of deferred financing fees related to the amendment of Horizon PCS' covenants under its secured credit facility. In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64%, 10 year Senior notes due in full July 1, 2012 ("2002 Senior Notes"). The proceeds of the offering were used to retire both the short-term line of credit with Huntington National Bank ($18,400,000 at repayment) and the non-current portion of the 1993 Senior Notes ($6,000,000 at repayment). The remaining funds were used for general corporate purposes. Chillicothe Telephone incurred approximately $300,000 of deferred financing fees related to this offering.

     On November 12, 2002, Chillicothe Telephone amended and restated its 1998 $12,000,000 senior notes due 2008. The interest rate on the amended notes is 6.72%, an increase of 10 basis points, with the same maturity dates as the 1998 Senior Notes. Chillicothe Telephone refinanced its 1998 Senior Notes in order to align the debt covenants of those notes with the covenants of the 2002 Senior

Notes, which are less restrictive than the covenants of the original 1998 Senior Notes.

     Debt Covenants. Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. Horizon PCS did not meet the covenant for EBITDA for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for the quarter, Horizon PCS incurred additional expenses to add those customers. Although Horizon PCS believes it will ultimately benefit from the revenues generated by new subscribers, Horizon PCS incurs one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affected EBITDA during the period of the addition of new subscribers, which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

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

     The following table details the maximum amount available to be borrowed on the line of credit under Horizon PCS' secured credit facility for the period then ended:


                                                            Maximum amount
                                                           available to be
                                                              borrowed
                                                           ---------------
December 31, 2002....................................                  --
March 31, 2003.......................................                  --
June 30, 2003........................................      $   16,000,000
September 30, 2003...................................          26,000,000
December 31, 2003....................................          33,000,000
March 31, 2004.......................................          52,000,000
April 1, 2004........................................          95,000,000

     The following table details the minimum balance requirements placed on cash and cash equivalents under the amended terms of Horizon PCS' secured credit facility:

                                                            Deposit balance
                                                               requirement
                                                           -----------------
December 31, 2002.....................................      $   55,000,000
January 1, 2003, through February 15, 2003............          33,000,000
February 16, 2003, through March 31, 2003.............          11,000,000
April 1, 2003, through May 15, 2003...................           5,500,000

     As of December 31, 2002, Horizon PCS was in compliance with all of the applicable covenants, as amended. However as described above, the Company believes it is probable Horizon PCS will violate one or more of its covenants during 2003.

     Chillicothe Telephone's 1998 Senior Notes contain a covenant that restricts the amount of investments that Chillicothe Telephone may make in loans, stock or other securities of another company. For the covenant reporting quarter ended June 30, 2002, Chillicothe Telephone failed to comply with the covenant related to these restricted investments, which constitutes an event of default under the note purchase agreement. Additionally the 1993 Senior Notes contain a covenant that restricts the amount of Chillicothe Telephone's funded debt. Due to the issuance of the 2002 Senior Notes, the proceeds of which were used to retire the non-current portion of the 1993 Senior Notes, coupled with the current portion of the 1993 Senior Notes, Chillicothe Telephone failed to comply with this covenant at September 30, 2002. A waiver of non-compliance on the intercompany investment covenant violation on the 1998 Senior Notes was obtained on August 8,

2002, and a waiver of non-compliance on the funded debt covenant violation on the 1998 Senior Notes was obtained on August 14, 2002. Both waivers were extended on September 12, 2002. Also on August 14, 2002, the 1993 Senior Notes were amended to provide for the issuance of the 2002 Senior Notes.

     The following table summarizes contractual principal maturities of long-term debt outstanding (which is recorded net of unaccreted interest on the balance sheet) and minimum payments required under operating leases and other long-term commitments as of December 31, 2002:


                              Long-Term
                              Debt and                        Alliances
                               Current        Operating        Network
Year                         Maturities        Leases         Agreement          Total
                            -------------  -------------   --------------   --------------
2003......................  $          --  $  18,646,000   $   38,600,000   $   57,246,000
2004......................      8,250,000     16,799,000               --       25,049,000
2005......................     20,187,500     13,571,000               --       33,758,500
2006......................     26,750,000      8,419,000               --       35,169,000
2007......................     28,062,500      3,440,000                        31,502,500
Thereafter (1)............    583,750,000      7,027,000               --      590,777,000
                            -------------  -------------   --------------   --------------
   Total..................  $ 667,000,000  $  67,902,000   $   38,600,000   $  773,502,000
                            =============  =============   ==============   ==============


----------------
(1)  Note:  should  Horizon PCS violate a covenant and be declared in default of
     its  credit  agreements,   the  amount  of  Horizon  PCS'  long-term  debt,
     $541,750,000, would be a current liability.

     Credit Ratings. At December 31, 2002, the discount notes were rated by Standard and Poors ("S&P") as "CCC+" with a negative outlook, which means an obligation "is currently vulnerable to nonpayment and is dependent upon favorable business, financial, and economic conditions for the obligor to meet its financial commitment on the obligation. In the event of adverse business, financial, or economic conditions, the obligor is not likely to have the capacity to meet its financial commitment on the obligation." At December 31, 2002, Moody's Investors Services ("Moody's") rated the notes as "C," which is Moody's lowest bond rating. The CUSIP on the discount notes is 44043UAC4.

     At December 31, 2002, the senior notes were rated by S&P as "CCC+" with a negative outlook. At December 31, 2002, Moody's rated the senior notes as "C", which is Moody's lowest bond rating. The CUSIP on the senior notes is 44043UAH3.

     Funding Requirements. At December 31, 2002, Horizon PCS had a $95.0 million line of credit, with certain restrictions discussed above, committed under our secured credit facility. However, if Horizon PCS violates its debt covenants this line will not be available. We believe the increase in churn and subsequent write-offs of involuntary NDASL deactivations combined with a slow down in activation growth during the second and third quarters of 2002 has extended the time it will take to reach positive EBITDA.

     EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered alternatives to net income (loss) as measures of performance or to cash flows as a measure of liquidity.

     For the year ended December 31, 2003, we anticipate our annual funding needs will be approximately $90.0 million, including projected operating cash losses, cash interest payments and capital expenditures. The terms of their respective credit agreements prohibit or severely restrict the ability of Chillicothe Telephone and Horizon PCS to provide funds to their affiliates in the event the affiliate experiences a shortfall. The actual funds required to build-out and upgrade our wireless network and to fund operating losses, working capital needs and other capital needs may vary materially from our estimates and additional funds may be required because of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks. Additionally, Sprint is planning to continually upgrade their nationwide wireless network to deploy higher data-rate speeds, which may require us to outlay additional capital expenditures in future years that have not been determined at this point. Should the Company be required to upgrade its network to provide additional 3G services that meet Sprint's standards, we may need to obtain additional financing to fund those capital expenditures.

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

     O    competitive pricing pressures; and

     O    aggressive marketing and promotions.

INFLATION

     We believe that inflation has not had and will not have an adverse material effect on our results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 on December 31, 2002, but continues to account for stock compensation costs in accordance with APB Opinion No. 25.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishments of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company will adopt SFAS No. 145 on January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows. Management is currently in the process of evaluating its impact.

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

SIGNIFICANT COMPETITION IN TELECOMMUNICATIONS SERVICES IN OUR MARKETS MAY CAUSE US TO LOSE CUSTOMERS, OR INCUR LOWER NETWORK ACCESS SERVICE MINUTES OF USE.

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

A RESTRUCTURING OF HORIZON PCS MAY CAUSE A SUBSTANTIAL REDUCTION IN THE NATURE AND VALUE OF HORIZON TELCOM'S OWNERSHIP INTEREST IN HORIZON PCS.

     There is a substantial risk that Horizon Telcom would lose all or a substantial portion of the value of its investment in Horizon PCS in connection with any restructuring of Horizon PCS. While Horizon Telcom may retain an equity interest in a restructuring of Horizon PCS, it is possible that Horizon Telcom will lose voting control of Horizon PCS and will lose all of the value of its investment in Horizon PCS in connection with any restructuring. See "Risks Related To Horizon PCS."

THE RESTRUCTURING OF HORIZON PCS MAY HAVE ADVERSE EFFECTS ON HORIZON TELCOM.

     Horizon Telcom has agreements and relationships with third parties, including suppliers, subscribers and vendors that are integral to conducting its day to day operations. A restructuring of Horizon PCS in or out of a bankruptcy proceeding could have a material adverse affect on the perception of Horizon Telcom and the Horizon Telcom business and its prospects in the eyes of subscribers, employees, suppliers, creditors and vendors. These persons may perceive that there is increased risk in doing business with Horizon Telcom as a result of Horizon PCS' restructuring. Some of these persons may terminate their relationships with Horizon Telcom which would make it more difficult for Horizon Telcom to conduct is business.

IN THE EVENT THAT THE SERVICES AGREEMENT BETWEEN HORIZON TELCOM AND HORIZON PCS IS TERMINATED FOR ANY REASON, HORIZON TELCOM MAY NOT BE ABLE TO REDUCE ITS GENERAL AND ADMINISTRATIVE COSTS IN AN AMOUNT SUFFICIENT TO SUBSIDIZE THE PORTION OF THE COMBINED COMPANY'S COSTS CURRENTLY BORNE BY HORIZON PCS.

     On a net basis, we estimate that Horizon PCS will incur approximately $5.3 million of charges from Horizon Services (a subsidiary of Horizon Telcom) in fiscal 2003. If the services agreement between Horizon Telcom and Horizon PCS is terminated for any reason, Horizon Telcom and its subsidiaries (excluding Horizon PCS) will lose this source of revenue and will be required to lower its costs and expenses to meet its business plan. Horizon Telcom may have little notice of any such termination. A failure to reduce these expenses in a timely manner could adversely affect Horizon Telcom's liquidity, financial condition and results of operations.

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

IF OUR BACK OFFICE AND CUSTOMER CARE SYSTEMS ARE UNABLE TO MEET THE NEEDS OF OUR CUSTOMERS, WE MAY LOSE CUSTOMERS.

     Sophisticated back office processes and information management systems are vital to our anticipated growth and our ability to achieve operating efficiencies. Horizon PCS is dependent on third-party vendors for billing, service and customer support systems. We cannot assure you that these systems will perform as expected as we increase our number of customers. If they fail to perform as expected, we could lose customers. The following could prevent our back office and customer care systems from meeting the needs of our customers:

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

    RISK OF LOSS OR REDUCTION OF NETWORK ACCESS CHARGE REVENUES. Approximately 8% of the Company's total revenues for the year ended December 31, 2002, came from network access charges, which are paid to us by intrastate carriers and interstate long distance carriers for originating and terminating calls in the regions we serve. The amount of access charge revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. The FCC continues to reform the federal access charge system. States often mirror these federal rules in establishing intrastate access charges. It is unknown at this time how changes to the FCC's access charge regime will affect us. Federal policies being implemented by the FCC strongly favor access charge reform, and our revenues from this source could be at risk. Regulatory developments of this type could adversely affect our business.

    RISK OF LOSS OR REDUCTION OF UNIVERSAL SERVICE SUPPORT. We receive Universal Service Support Fund, or USSF, revenues to support the high cost of our operations in rural markets. In 2002 USSF revenues accounted for approximately 3% of total revenues. If Chillicothe Telephone were unable to receive support from the Universal Service Support Fund, or if such support was reduced, Chillicothe Telephone would be unable to operate as profitably as before such reduction.

    In addition, potential competitors generally cannot, under current laws, receive the same universal service support enjoyed by Chillicothe Telephone. Chillicothe Telephone therefore enjoys a competitive advantage, which could, however, be removed by regulators at any time. The Telecommunications Act of 1996 (the "Telecom Act") provides that competitors could obtain the same support as we do if the PUCO determines that granting such support to competitors would be in the public interest. If such universal service support were to become available to potential competitors, we might not be able to compete as effectively or otherwise continue to operate as profitably in our Chillicothe Telephone markets. Any shift in universal service regulation could, therefore, have an adverse effect on our business.

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

RISKS RELATED TO HORIZON PCS

     The  information  set forth  under  this  heading  describes  risk  factors
relating  to  the  business  of  our  majority-owned   subsidiary  Horizon  PCS.
References under this heading to "we," "us" and "our" are to Horizon PCS.

WE DO NOT HAVE SUFFICIENT CASH AND CASH COMMITMENTS TO ENABLE US TO PURSUE OUR DESIRED BUSINESS PLAN TO ACHIEVE POSITIVE CASH FLOW.

     Our business and prospects have been significantly adversely affected by a number of factors. These factors include the general economic recession in the U.S., the significant slow down in subscriber acquisition over the past two quarters throughout most of the wireless telecommunications industry, aggressive pricing competition which has developed within the wireless telecommunications industry, the greater than expected churn which we have suffered and several factors which arise from our relationship with Sprint. As a result of these and other factors, we likely will not have sufficient cash and cash commitments to enable us to pursue our desired business plan to achieve positive cash flow.

     As a result of this situation, we have embarked on a number of initiatives to attempt to:

     O    reduce operating expenses;

     O    reduce churn;

     O    negotiate a modification in the fees we pay to Sprint;

     O negotiate or otherwise achieve a reduction in the fees we pay to NTELOS;

     O negotiate modifications to the covenants and payment terms of our senior secured facility; and

     O negotiate the right to obtain funding under our $95.0 million revolving line of credit under our senior secured facility.

     There can be no assurance that we will achieve any of these goals or that we will be able to develop a business plan which is reasonably designed to achieve positive cash flow.

     Because of the status of the financing market for telecommunications companies, we believe that it is unlikely that we could raise a sufficient amount of financing to cure our anticipated cash shortfall.

     We have retained Berenson & Company, a financial advisory firm, to assist us in analyzing and developing our business plan, in addressing our strategic relationships with Sprint and NTELOS and in considering potential restructurings of our capital structure.

WE ANTICIPATE THAT, DURING 2003, HORIZON PCS WILL BECOME IN NON-COMPLIANCE WITH ONE OR MORE OF THE FINANCIAL COVENANTS UNDER ITS SENIOR SECURED FACILITY.

     Our secured credit facility provides for aggregate borrowings of $250.0 million of which $155.0 million was borrowed as of December 31, 2002. Horizon PCS' secured credit facility includes financial covenants that must be met each quarter.

     We anticipate that, during 2003, we will become in non-compliance with one or more of the financial covenants under our senior secured facility. This may occur as soon as the determination of our covenant compliance as of the end of the first quarter of 2003. If we do so, we will not have the right to borrow under our revolving line of credit. In addition, the banks would have the right to accelerate the indebtedness under the senior secured facility and to pursue remedies. In the event that the lenders under the senior secured facility accelerate our indebtedness, such acceleration would cause an event of default under the indentures for our senior discount notes and our senior notes.

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

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR LONG-TERM DEBT OBLIGATIONS.

     As of December 31, 2002, our total debt outstanding was $625.0 million, comprised of $155.0 million borrowed under our secured credit facility, $175.0 million due under our senior notes issued in December 2001 and $295.0 million represented by our discount notes (which are reported on our balance sheet at December 31, 2002, net of a discount of approximately $108.7 million).

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

IF WE FAIL TO PAY OUR DEBT, OUR LENDERS MAY SELL OUR LOANS TO SPRINT PCS GIVING SPRINT PCS THE RIGHTS OF A CREDITOR TO FORECLOSE ON OUR ASSETS.

     If the lenders accelerate the amounts due under our secured credit facility, Sprint has the right to purchase our obligations under that facility and become a senior lender. To the extent Sprint purchases these obligations, Sprint's interests as a creditor could conflict with ours. Sprint's rights as a senior lender would enable it to exercise rights with respect to our assets and Sprint's continuing relationship in a manner not otherwise permitted under the Sprint PCS agreements.

IF WE FAIL TO COMPLETE THE BUILD-OUT OF OUR NETWORK, SPRINT PCS MAY TERMINATE THE SPRINT PCS AGREEMENTS AND WE WOULD NO LONGER BE ABLE TO OFFER SPRINT PCS PRODUCTS AND SERVICES FROM WHICH WE GENERATE SUBSTANTIALLY ALL OUR REVENUES.

     Our long-term affiliation agreements with Sprint, which we refer to as the Sprint PCS agreements, require us to build and operate the portion of the Sprint PCS network located in our territory in accordance with Sprint's technical specifications and coverage requirements. The agreements also require us to provide minimum network coverage to the population within each of the markets that make up our territory by specified dates.

     Under our original Sprint PCS agreements, we were required to complete the build-out in several of our markets in Pennsylvania and New York by December 31, 2000. Sprint and HPC agreed to an amendment of the build-out requirements, which extended the dates by which we were to launch coverage in several markets. The amended Sprint PCS agreement provides for monetary penalties to be paid by us if coverage is not launched by these extended contract dates. The amounts of the penalties depends on the market and length of delay in launch, and in some cases, whether the shortfall relates to an initial launch in the market or completion of the remaining build-out. The penalties must be paid in cash or, if both Horizon PCS and Sprint agree, in shares of Horizon PCS stock.

     Under the amended Sprint PCS agreement, portions of the New York, Sunbury, Williamsport, Oil City, Dubois, Erie, Meadville, Sharon, Olean, Jamestown, Scranton, State College, Stroudsburg, Allentown and Pottsville markets were required to be completed and launched by October 31, 2001. Although we launched service in portions of each of these markets, we did not complete all of the build-out requirements. We notified Sprint PCS in November 2001 that it was our position that the reasons for the delay constitutes events of "force majeure" as described in the Sprint PCS agreements and that, consequently, no monetary penalties or other remedies were applicable. The delay was primarily caused due to delays in obtaining the required backhaul services from local exchange carriers and zoning and other approvals from governmental authorities. On January 30, 2002, Sprint notified us that, as a result of these force majeure events, it does not consider our build-out delay to be a breach of the Sprint PCS agreement. We agreed to use commercially reasonable efforts to complete the build-out by June 30, 2002. Although we have not been able to complete some of the sites in some markets due to continuing force majeure issues, we believe that we are in substantial compliance with our build-out requirements.

     We will require additional expenditures of significant funds for the continued development, construction, testing, deployment and operation of our network. These activities are expected to place significant demands on our managerial, operational and financial resources. A failure to meet our build-out requirements for any of our markets, or to meet Sprint's technical requirements, would constitute a breach of the Sprint PCS agreements that could lead to their termination if not cured within the applicable cure period. If Sprint terminates these agreements, we will no longer be able to offer Sprint PCS products and services.

IF SPRINT PCS TERMINATES THE SPRINT PCS AGREEMENTS, THE BUY-OUT PROVISIONS OF THOSE AGREEMENTS MAY DIMINISH THE VALUATION OF OUR COMPANY.

     Provisions of the Sprint PCS agreements could affect our valuation and decrease our ability to raise additional capital. If Sprint terminates these agreements, the Sprint PCS agreements provide that Sprint may purchase our operating assets or capital stock for 80% of the "Entire Business Value" as defined by the agreement. If the termination is due to our breach of the Sprint PCS agreements, the percent is reduced to 72% instead of 80%. Under our Sprint PCS agreements, the Entire Business Value is generally the fair market value of our wireless business valued on a going concern basis as determined by an independent appraiser and assumes that we own the FCC licenses in our territory. In addition, the Sprint PCS agreements provide that Sprint must approve any change of control of our ownership and consent to any assignment of the Sprint PCS agreements. Sprint also has a right of first refusal if we decide to sell our operating assets in our Bright PCS markets. We are also subject to a number of restrictions on the transfer of our business including a prohibition on selling our company or our operating assets to a number of identified and yet to be identified competitors of Sprint. These and other restrictions in the Sprint PCS agreements may limit the marketability of and reduce the price a buyer may be willing to pay for the Company and may operate to reduce the Entire Business Value of the Company.

THE  TERMINATION  OF OUR  STRATEGIC  AFFILIATION  WITH SPRINT PCS OR SPRINT PCS'
FAILURE TO PERFORM ITS OBLIGATIONS UNDER THE SPRINT PCS AGREEMENTS WOULD SEVERELY RESTRICT OUR ABILITY TO CONDUCT OUR BUSINESS.

     Because Sprint owns the FCC licenses that we use in our territory, our ability to offer Sprint PCS products and services on our network is dependent on the Sprint PCS agreements remaining in effect and not being terminated. Sprint may terminate the Sprint PCS agreements for breach by us of any material terms. We also depend on Sprint's ability to perform its obligations under the Sprint PCS agreements. The termination of the Sprint PCS agreements or the failure of Sprint to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct our wireless digital communications business.

IF THE WEST VIRGINIA PCS ALLIANCE AND VIRGINIA PCS ALLIANCE FAIL TO PROVIDE THEIR NETWORK TO US IN THEIR MARKETS, OR IF OUR NETWORK SERVICES AGREEMENT WITH THE ALLIANCES IS OTHERWISE TERMINATED, WE WILL LOST THE ABILITY TO USE THE ALLIANCES' NETWORK.

     West Virginia PCS Alliance and Virginia PCS Alliance, which we refer to as the Alliances, are two related, independent PCS providers whose network is managed by NTELOS. On March 4, 2003, NTELOS and certain of its subsidiaries filed voluntarily petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Virginia. The results of NTELOS' restructuring could have a material adverse impact on our operations. Pursuant to bankruptcy law, the Alliances have the right to assume or reject the network services agreement. If the Alliances reject the network services agreement, we will lose the ability to provide service to our subscribers in Virginia and West Virginia through the Alliances' Network, and Sprint may take the position that we would be in breach of our management agreements with Sprint.

     Prior to the Alliances' bankruptcy filing, Horizon had asserted that the Alliances had overcharged Horizon approximately $4,799,000 for charges that were neither authorized nor contemplated by the network services agreement. As a result of the Alliances' bankruptcy filing, Horizon was at risk that any subsequent payments that it would make for services under the network services agreement could impair its setoff or recoupment rights with respect to its claim for a repayment of the unauthorized charges. Consequently, Horizon declined to make a scheduled payment of $3 million to the Alliances on March 11, 2003 for services rendered by the Alliances in January 2003 and, on that date, filed a motion in the Alliances' bankruptcy case to protect its rights.

     On March 12, 2003, the Alliances telecopied to Horizon a letter notifying Horizon of the failure to make payment on the January 2003 invoice, which letter purported to be a ten-business day notice under the network services agreement that would give the Alliances the right to terminate the agreement at the conclusion of such ten-day period.

     On March 24, 2003, Horizon and the Alliances entered into a Stipulation which provided that Horizon would pay the January 2003 and February 2003 invoices, the bankruptcy court would provide procedural protection of Horizon's claim, the Alliances would withdraw the default notice and the parties would move forward to settle or arbitrate the merits of Horizon's claim. On March 26, 2003, the Court in the NTELOS bankruptcy case approved the Stipulation.

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

IF OTHER SPRINT NETWORK PARTNERS HAVE FINANCIAL DIFFICULTIES, THE SPRINT PCS NETWORK COULD BE DISRUPTED

     Sprint's national network is a combination of networks. The large metropolitan areas are owned and operated by Sprint, and the areas in between them are owned and operated by Sprint network partners, all of which are independent companies like we are. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks. If other network partners experience financial difficulties, Sprint's PCS network could be disrupted. If Sprint's agreements with those network partners are like ours, Sprint would have the right to exercise various remedies. In such event, there can be no assurance that Sprint or the network partner could restore the disrupted service in a timely and seamless manner.

     One of the network partners, iPCS, Inc., recently filed a chapter 11 bankruptcy petition. In connection with its bankruptcy filing, iPCS filed a Complaint against Sprint Corporation and Sprint PCS alleging that Sprint PCS breached its management agreement and services agreement with iPCS, seeking an equitable accounting of alleged overcharges and underpayments by Sprint PCS to iPCS, and seeking specific performance of (i) Sprint PCS' obligation to purchase the operating assets of iPCS by virtue of iPCS' purported exercise of its contractual "put" right as a result of the alleged material breaches, and (ii) Sprint's obligation to pay an increased share of Collected Revenue as a result of iPCS' lenders issuing a notice of acceleration. Finally, iPCS alleges that Sprint Corporation is liable on each of the claims because it allegedly controls, authorizes, directs and/or ratifies the conduct of Sprint PCS under the management agreement and services agreement. Because we believe that the iPCS claims allege conduct under agreements which are similar to our Sprint agreements, we are reviewing the iPCS lawsuit to determine the extent to which the factual and legal assertions of iPCS have similarities to our relationship with Sprint.

IF SPRINT PCS DOES NOT COMPLETE THE CONSTRUCTION OF ITS NATIONWIDE PCS NETWORK, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS, WHICH WOULD ADVERSELY AFFECT OUR REVENUES.

     Sprint's PCS network may not provide nationwide coverage to the same extent as its competitors' networks, which could adversely affect our ability to attract and retain customers. Sprint is creating a nationwide PCS network through its own construction efforts and those of its affiliates. Today, neither Sprint nor any other PCS provider offers service in every area of the United States. Sprint has entered into affiliation agreements similar to ours with companies in other territories pursuant to its nationwide PCS build-out strategy. Our business and results of operations depend on Sprint PCS' national network and, to a lesser extent, on the networks of its other affiliates. Sprint and its PCS affiliate program are subject, in varying degrees, to the economic, administrative, logistical, regulatory and other risks described in this document. Sprint and its other affiliates' PCS operations may not be successful, which in turn could adversely affect our ability to generate revenues.

OUR REVENUES MAY BE LESS THAN WE ANTICIPATE WHICH COULD MATERIALLY ADVERSELY AFFECT OUR LIQUIDITY, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenue growth is primarily dependent on the size of our subscriber base, average monthly revenues per user and roaming revenue. During the year ended December 31, 2002, we experienced slower net subscriber growth rates than planned, which we believe is due in large part to increased churn, declining rates of wireless subscriber growth in general, the re-imposition of deposits for most sub-prime credit subscribers during the last half of the year, the current economic slowdown and increased competition. Other carriers also have reported slower subscriber growth rates compared to prior periods. We have seen a continuation of competitive pressures in the wireless telecommunications market causing some major carriers to offer plans with increasingly large bundles of minutes of use at lower prices which may compete with the calling plans we offer, including the Sprint calling plans we support. While our business plan anticipates lower subscriber growth, it assumes average monthly revenues per user will remain relatively stable. Increased price competition may lead to lower average monthly revenues per user than we anticipate. In addition, the lower reciprocal roaming rate that Sprint has announced for 2003 will reduce our roaming revenue, which may not be offset by the reduction in our roaming expense. If our revenues are less than we anticipate, it could materially adversely affect our liquidity, financial condition and results of operation.

WE ARE DEPENDENT UPON SPRINT PCS' BACK OFFICE SERVICES AND ITS THIRD-PARTY VENDORS' BACK OFFICE SYSTEMS. PROBLEMS WITH THESE SYSTEMS, OR TERMINATION OF THESE ARRANGEMENTS, COULD DISRUPT OUR BUSINESS AND POSSIBLY INCREASE OUR COSTS.

     Because Sprint provides our back office systems such as billing, customer care and collections, our operations could be disrupted if Sprint is unable to maintain and expand its back office services, or to efficiently outsource those services and systems through third-party vendors. The rapid expansion of Sprint's business will continue to pose a significant challenge to its internal support systems. Additionally, Sprint has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint's willingness to continue to offer these services to us and to provide these services at competitive costs. We paid Sprint approximately $20.6 million for these services during 2002. The Sprint PCS agreements provide that, upon nine months' prior written notice, Sprint may elect to terminate any of these services. If Sprint terminates a service for which we have not developed a cost-effective alternative, our operating costs may increase beyond our expectations and restrict our ability to operate successfully.

     Further, our ability to replace Sprint in providing back office services may be limited. While the services agreements allow the Company to use third-party vendors to provide certain of these services instead of Sprint, the high startup costs and necessary cooperation associated with interfacing with Sprint's system may significantly limit our ability to use back office services provided by anyone other than Sprint. This could limit our ability to lower our operating costs.

WE DEPEND ON OTHER TELECOMMUNICATIONS COMPANIES FOR SOME SERVICES THAT, IF DELAYED, COULD DELAY OUR PLANNED NETWORK BUILD-OUT AND DELAY OUR EXPECTED INCREASES IN CUSTOMERS AND REVENUES.

     We depend on other telecommunications companies to provide facilities and transport to interconnect portions of our network and to connect our network with the landline telephone system. American Electric Power, Ameritech, AT&T, Verizon and Sprint (long distance) are our primary suppliers of facilities and transport. Without these services, we could not offer Sprint PCS services to our customers in some areas. From time to time, we have experienced delays in obtaining facilities and transport from some of these companies, and in obtaining local telephone numbers for use by our customers, which are sometimes in short supply, and we may continue to experience delays and interruptions in the future. Delays in obtaining facilities and transport could delay our build-out and capacity plans and our business may suffer. Delays could also result in a breach of our Sprint PCS agreements, subjecting these agreements to potential termination by Sprint.

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

SPRINT'S VENDOR DISCOUNTS MAY BE DISCONTINUED, WHICH COULD INCREASE OUR EQUIPMENT COSTS AND REQUIRE MORE CAPITAL THAN WE HAD PROJECTED TO BUILD-OUT OR UPGRADE OUR NETWORK.

     We intend to continue to purchase our infrastructure equipment under Sprint's vendor agreements that include significant volume discounts. If Sprint were unable to continue to obtain vendor discounts for its affiliates, the loss of vendor discounts could increase our equipment costs for our network build-out.

CONFLICTS WITH SPRINT MAY NOT BE RESOLVED IN OUR FAVOR, WHICH COULD RESTRICT OUR ABILITY TO MANAGE OUR BUSINESS AND PROVIDE SPRINT PCS PRODUCTS AND SERVICES, ADVERSELY AFFECTING OUR RELATIONSHIPS WITH OUR CUSTOMERS, INCREASE OUR EXPENSES OR DECREASE OUR REVENUES.

     Under the Sprint PCS agreements, Sprint has a substantial amount of control over the conduct of our business. Conflicts between us may arise, and as Sprint owes us no duties except as set forth in the Sprint PCS agreements, these conflicts may not be resolved in our favor. The conflicts and their resolution may harm our business. For example:

     O Sprint may price its national plans based on its own objectives and may set price levels and customer credit policies that may not be economically sufficient for our business;

     O    Sprint may  increase  the prices we pay for our back office  services;
          and

     O Sprint may make decisions that adversely affect our use of the Sprint and Sprint PCS brand names, products or services.

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

     We will also compete with several PCS providers and other existing communications companies in our markets and expect to compete with new entrants as the FCC licenses additional spectrum to mobile services providers. A number of our cellular, PCS and other wireless competitors have access to more licensed spectrum than the amount licensed to Sprint in most of our territory and therefore will be able to provide greater network call volume capacity than our network to the extent that network usage begins to reach or exceed the capacity of our licensed spectrum. Our inability to accommodate increases in call volume could result in more dropped or disconnected calls. In addition, any competitive difficulties that Sprint may experience could also harm our competitive position and success.

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

WE MAY NOT BE ABLE TO OFFER COMPETITIVE ROAMING CAPABILITY, WHICH COULD IMPAIR OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

     We rely on agreements with competitors to provide automatic roaming capability to our PCS customers in many of the areas of the United States not covered by the Sprint PCS network, which primarily serves metropolitan areas. Some competitors may be able to offer coverage in areas not served by the Sprint PCS network or may be able to offer roaming rates that are lower than those offered by Sprint and its PCS affiliates. Some of our competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, the engineering standard for the dominant air interface upon which PCS customers roam is currently being considered for elimination by the FCC as part of a streamlining proceeding. If the FCC eliminates this standard, our Sprint PCS customers may have difficulty roaming in some markets.

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

WE MAY NOT RECEIVE AS MUCH SPRINT PCS ROAMING REVENUE AS WE ANTICIPATE AND OUR NON-SPRINT PCS ROAMING REVENUE IS LIKELY TO BE LOW.

     We are paid a fee from Sprint or a Sprint PCS affiliate for every minute that a Sprint PCS subscriber based outside of our territory uses our network. Similarly, we pay a fee to Sprint PCS or a Sprint PCS affiliate for every minute that our customers use the Sprint PCS network outside our territory. Our customers may use the Sprint PCS network outside our territory more frequently than we anticipate, and Sprint PCS subscribers based outside our territory may use our network less frequently than we anticipate. As a result, we may receive less Sprint PCS roaming revenue in the aggregate, than we previously anticipated or we may have to pay more Sprint PCS roaming fees in the aggregate than we anticipate. The fee for each Sprint PCS roaming minute used was decreased from $0.20 per minute before June 1, 2001, to $0.15 per minute effective June 1, 2001, and further decreased to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate was changed to $0.10 per minute in 2002. After 2002, the rate will be changed to "a fair and reasonable return." Sprint has notified us that it intends to reduce the reciprocal roaming rate to $0.058 per minute of use in 2003. As a result, we may receive less Sprint PCS roaming revenue in the aggregate, than we previously anticipated. Furthermore, we do not expect to receive substantial non-Sprint PCS roaming revenue.

IF SPRINT PCS CUSTOMERS ARE NOT ABLE TO ROAM INSTANTANEOUSLY OR EFFICIENTLY ONTO OTHER WIRELESS NETWORKS, WE MAY SUFFER A REDUCTION IN OUR REVENUES AND NUMBER OF CUSTOMERS.

     The Sprint PCS network operates at a different frequency and uses or may use a different signal transmission technology than many analog cellular and other digital systems. To access another provider's analog cellular, TDMA or GSM digital system when outside the territory served by the Sprint PCS network, a Sprint PCS customer is required to utilize a dual-band/dual-mode handset compatible with that provider's system. Generally, because dual-band/dual-mode handsets incorporate two radios rather than one, they are more expensive, larger and heavier than single-band/single-mode handsets. Sprint's PCS network does not allow for call hand-off between the Sprint PCS network and another wireless network, so a customer must end a call in progress on the Sprint PCS network and initiate a new call when outside the territory served by the Sprint PCS network. In addition, the quality of the service provided by a network provider during a roaming call may not approximate the quality of the service provided by Sprint PCS. The price of a roaming call may not be competitive with prices of other wireless companies for roaming calls, and Sprint customers may not be able to use Sprint PCS advanced features, such as voicemail notification, while roaming. These roaming issues may cause us to suffer a reduction in our revenues and number of customers.

PARTS OF OUR TERRITORIES HAVE LIMITED LICENSED SPECTRUM, WHICH MAY ADVERSELY AFFECT THE QUALITY OF OUR SERVICE.

     In the majority of our markets, Sprint has licenses covering 20 MHz or 30 MHz of spectrum. However, Sprint has licenses covering only 10 MHz in parts of our territory covering approximately 3.8 million residents out of a total population of over 10.2 million residents. In the future, as our customers in those areas increase in number, this limited licensed spectrum may not be able to accommodate increases in call volume and may lead to increased dropped calls and may limit our ability to offer enhanced services.

NON-RENEWAL OR REVOCATION BY THE FCC OF THE SPRINT PCS LICENSES WOULD SIGNIFICANTLY HARM OUR BUSINESS BECAUSE WE WOULD NO LONGER HAVE THE RIGHT TO OFFER WIRELESS SERVICE THROUGH OUR NETWORK.

     We are dependent on Sprint's PCS licenses, which are subject to renewal and revocation by the FCC. Sprint's PCS licenses in many of our territories will expire as early as 2005 but may be renewed for additional ten-year terms. There may be opposition to renewal of Sprint's PCS licenses upon their expiration and the Sprint PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. For example, if Sprint does not demonstrate to the FCC that Sprint has met the five-year construction requirements for each of its PCS licenses, it can lose those licenses. Failure to comply with these standards in our territory could cause the imposition of fines on Sprint by the FCC or the revocation or forfeiture of the Sprint PCS licenses for our territory, which would prohibit us from providing service in our markets.

IF THE SPRINT PCS AGREEMENTS DO NOT COMPLY WITH FCC REQUIREMENTS, SPRINT PCS MAY TERMINATE THE SPRINT PCS AGREEMENTS, WHICH COULD RESULT IN OUR INABILITY TO PROVIDE SERVICE.

     The FCC requires that licensees like Sprint maintain control of their licensed spectrum and not delegate control to third-party operators or managers like us. Although the Sprint PCS agreements reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot be certain the FCC will agree with us. If the FCC determines that the Sprint PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint to use our best efforts to modify the Sprint PCS agreements to comply with applicable law. If we cannot agree with Sprint to modify the Sprint PCS agreements, they may be terminated. If the Sprint PCS agreements are terminated, we would no longer be a part of the Sprint PCS network and we would have extreme difficulty in conducting our business.

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

BECAUSE SPRINT HAS RECENTLY REQUIRED US TO UPGRADE OUR NETWORK TO PROVIDE "THIRD GENERATION" TECHNOLOGY, WE WILL FACE ADDITIONAL CAPITAL EXPENSES.

     The wireless industry is seeking to implement new "third generations," or "3G", technology. Sprint has selected a version of 3G technology (1XRTT) for its own networks and required us to upgrade our network to provide those services. Sprint launched the new 3G technology in August 2002 under the brand, PCS Vision. We participated in that launch along with other Sprint PCS affiliates. We still have additional expenditures pending to complete the full implementation of 3G in all of our markets. If other wireless carriers implement their 3G upgrades on a more rapid timetable, or on a more cost efficient basis, or on a more advanced technology basis, we will likely suffer competitive disadvantages in our markets. While there are potential advantages with 3G technology, such as increased network capacity and additional capabilities for wireless data applications, the technology has not been proven in the marketplace and has the risks inherent in other technological innovations.

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

THE SPRINT AGREEMENTS AND OUR RESTATED CERTIFICATE OF INCORPORATION INCLUDE PROVISIONS THAT MAY DISCOURAGE, DELAY OR RESTRICT ANY SALE OF OUR OPERATING ASSETS OR COMMON STOCK TO THE POSSIBLE DETRIMENT OF OUR NOTEHOLDERS.

     The Sprint PCS agreements restrict our ability to sell our operating assets and common stock. Generally, Sprint must approve a change of control of our ownership and consent to any assignment of the Sprint PCS agreements. The Sprint PCS agreements also give Sprint a right of first refusal if we decide to sell the operating assets of our Bright PCS markets to a third party. In addition, provisions of our restated certificate of incorporation could also operate to discourage, delay or make more difficult a change in control of our company. For example, our restated certificate of incorporation provides for:

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

     O    non-use of phones;

     O    change of employment;

     O    a lack of affordability;

     O    price competition;

     O    Sprint's PCS customer credit policies;

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

REGULATION BY GOVERNMENT OR POTENTIAL LITIGATION RELATING TO THE USE OF WIRELESS PHONES WHILE DRIVING COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on our results of operations. A number of U.S. states and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this sort, if enacted, would require wireless service providers to provide hands-free enhanced services, such as voice activated dialing and hands-free speaker phones and headsets, so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to our subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and our ability to generate revenues would suffer.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not engage in commodity futures trading activities and do not enter into derivative financial instruments for trading purposes. We also do not engage in transactions in foreign currencies that would expose us to market risk.

     In the normal course of business, our operations are exposed to interest rate risk on our secured credit facility. Our primary interest rate risk exposures relate to i) the interest rate on our financing, ii) our ability to refinance our discount notes at maturity at market rates, and iii) the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants under our debt instruments.

     In the first quarter of 2001, Horizon PCS entered into a two-year interest rate swap, effectively fixing $25.0 million of term loan B borrowed under the secured credit facility. In the third quarter of 2001, Horizon PCS entered into another two-year interest rate swap, effectively fixing the remaining $25.0 million of term loan B. The table below compares current market rates on the balances subject to the swap agreements:

     (Dollars in millions)                     At December 31, 2002
                                     --------------------------------------
                                        Balance     Market rate   Swap rate
                                     ------------  ------------- ----------
     Swap 1.....................         $25.0         6.33%          9.40%
     Swap 2.....................         $25.0         6.33%          7.65%

     Since our swap interest rates are currently greater than the market interest rates on our underlying debt, our results from operations currently reflect a higher interest expense than had we not hedged our position. At December 1, 2002, the Company recorded approximately $395,000 in other comprehensive losses related to the swap on the balance sheet.

     While we cannot predict our ability to refinance existing debt, we continue to evaluate our interest rate risk on an ongoing basis. If we do not renew our swaps, or, if we do not hedge incremental variable-rate borrowings under our secured credit facility, we will increase our interest rate risk, which could have a material impact on our future earnings. As of December 31, 2002, approximately 83% of our long-term debt is fixed rate or is variable rate that has been swapped under fixed-rate hedges, thus reducing our exposure to interest rate risk. Currently, a 100 basis point increase in interest rates would increase our interest expense approximately $1.1 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements and supplementary data required by this item are submitted as a separate section of this annual report on Form 10-K. See "Financial Statements" commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 27, 2002, Horizon Telcom and its subsidiary, Horizon PCS, dismissed Arthur Andersen LLP ("Andersen") as its principal accountant and engaged KPMG LLP as its principal accountant. This change in accountants was reported in the Current Reports on Form 8-K filed on June 27, 2002, by Horizon Telcom and Horizon PCS.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following are the directors and executive officers of Horizon Telcom during 2002 or as of the date hereof:

NAME                                                   AGE               POSITION
----                                                ---------            --------
Robert McKell......................................    79                Chairman of the Board, Director
Thomas McKell......................................    67                President, Director of Horizon Telcom;
                                                                         President of Chillicothe Telephone
Peter M. Holland...................................    37                Vice President of Finance, Treasurer and
                                                                         CFO of Horizon Telcom; Chief Financial
                                                                         Officer of Horizon PCS
Jack E. Thompson...................................    69                Secretary, Director
William A. McKell..................................    42                Chairman of the Board, President and Chief
                                                                         Executive Officer of Horizon PCS
Phoebe H. McKell...................................    56                President of Horizon Services; President of
                                                                         Horizon Technology
Joseph S. McKell...................................    77                Director
David McKell.......................................    75                Director
Helen M. Sproat....................................    70                Director
John E. Herrnstein.................................    65                Director
Joseph G. Kear.....................................    79                Director
Jerry B. Whited....................................    53                Director
Donald L. McNeal...................................    65                Director

     ROBERT MCKELL has served as Chairman of the Board of Directors of Horizon Telcom since its inception in 1996 and of Chillicothe Telephone since 1988. Mr. McKell has 56 years of telecommunications experience and received a Bachelor of Science in Electrical Engineering.

     THOMAS MCKELL has served as the President and a Director of Horizon Telcom since its inception in 1996 and of The Chillicothe Telephone Company since 1988. Mr. McKell has 47 years of telecommunications experience and received a Bachelor of Science in Electrical Engineering.

     PETER M. HOLLAND has served as Vice President of Finance and Treasurer of Horizon Telcom since November 1999. He has also served as the Chief Financial Officer of Horizon PCS since its inception in April 2000 and has served as the Chief Financial Officer and a director of Horizon Telcom's other subsidiaries since November 1999. Mr. Holland has been a member of the management committee of Bright PCS since its formation in September 1999. Mr. Holland has nearly 15 years of telecommunications experience. From May 1996 to December 1999, Mr. Holland was a principal and owner of The Pinnacle Group located in Langley, Washington. Pinnacle provides strategic business planning and regulatory consulting services to independent wireless and wireline companies, including Horizon PCS. Prior to joining Pinnacle in May 1996, Mr. Holland was a manager in Nextel Communications' Business Development and Corporate Strategy groups. Mr. Holland started his career in telecommunications with Ernst & Young's telecommunications consulting group and was a Certified Public Accountant. Mr. Holland received his Bachelor of Business Administration with an accounting concentration from Pacific Lutheran University.

     JACK E. THOMPSON has been Secretary and Director of Horizon Telcom since its inception in 1996 and of Chillicothe Telephone since May 1982. He served as chief financial officer of Horizon Telcom from its inception to May 2000, and was treasurer of Chillicothe Telephone from May 1982 until May 2000. Mr. Thompson has 36 years of telecommunications experience.

     WILLIAM A. MCKELL has served as Chairman of the Board, President and Chief Executive Officer of Horizon PCS since its inception in April 2000 and has served as President, Chief Executive Officer and Chairman of the Board of Horizon Personal Communications since May 1996 and as President of Bright PCS since its formation in September 1999. Mr. McKell has 15 years of telecommunications experience. Mr. McKell served as Vice President of Network Services from January 1996 to April 1996 and Director of Network Services from August 1994 to December 1995 for The Chillicothe Telephone Company. Mr. McKell is a graduate of Ohio Northern University.

     PHOEBE H. MCKELL has served as the President of Horizon Services since its inception in 1996. Ms. McKell has 24 years of telecommunications experience. From 1999 until February 20, 2003, she also was a director of Horizon PCS. From 1989 to 1996, she was Director of Administration for The Chillicothe Telephone Company. Ms. McKell has served as President of Horizon Technology since its inception.

     JOSEPH S. MCKELL has been a director of Horizon Telcom since its inception in 1996 and a director of Chillicothe Telephone since 1983. Mr. McKell, a physician, has practiced medicine in Chillicothe, Ohio for more than forty years.

     DAVID MCKELL has been a director of Horizon Telcom since its inception in 1996 and a director of Chillicothe Telephone for 37 years. He is now retired.

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

     JOSEPH G. KEAR has been a director of Horizon Telcom since its inception in 1996, and of Chillicothe Telephone for 37 years. Mr. Kear, an attorney, has practiced law in Chillicothe, Ohio for the past 54 years. He is now a partner at Kear-Motes law firm, a firm which was organized in January 2001. Prior to that time, he practiced law as a sole practitioner. Mr. Kear submitted his resignation to the board of directors on December 6, 2002.

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

     DONALD L. MCNEAL was appointed as a director of Horizon Telcom in November of 2002. Mr. McNeal worked his entire business career in the Human Resources Department with The Mead Corporation, retiring as vice president of Mead's Human Resources School and Office Products Division in 1992. He graduated from The Ohio State University in 1959 and then served as a captain in the United States Air Force.

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

DIRECTOR COMPENSATION

     Directors who are not otherwise employed by Horizon Telcom or its subsidiaries receive $2,350 per quarter as director compensation. Robert McKell, Thomas McKell, and Jack Thompson receive $50 per quarter. Compensation and Audit committee chairmen receive an additional $1,500 per quarter for their services while other committee members receive $1,000 per quarter.

BOARD COMMITTEES

     We currently have an audit committee which is responsible for recommending to the board of directors the engagement of our independent auditors and reviewing with the independent auditors the scope and results of the audits, our internal accounting controls, audit practices and the professional services furnished by the independent auditors. The audit committee is currently comprised of two members, Messrs. Whited and Herrnstein. The board of directors intends to identify and elect a third member to the audit committee at their annual meeting in May of 2003.

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

     Based  solely on its review of copies of forms  received  by it pursuant to
Section 16(a) of the Exchange Act or written representations from reporting persons, Horizon Telcom believes that with respect to 2002, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that the following insiders each filed a late Form 5 to report one late transaction; Messrs Whited and Gates.

     The following table presents summary information with respect to the compensation paid to our Chief Executive Officer and our four other highest paid executive officers whose salary and bonus exceeded $100,000 during the year ended December 31, 2002:

                                                                                          LONG-TERMS
                                                                                         COMPENSATION
                                                             ANNUAL COMPENSATION          SECURITIES
                                                         -----------------------------    UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                                SALARY ($)     BONUS ($)       OPTIONS (#)     COMPENSATION
---------------------------                              ------------    -------------   -------------    -------------

Thomas McKell................................     2002      226,557           --              --             11,406 (1)
    President of Horizon Telcom; President of     2001      207,733           --              --             10,148 (2)
      Chillicothe Telephone                       2000      207,312           --              --              8,789 (3)

William A. McKell............................     2002      207,500          50,103           --             13,075 (4)
    Chairman of the Board, President and          2001      195,833          65,935           --            116,885 (5)
      CEO of Horizon PCS                          2000      154,167          21,458           --             12,497 (6)

Peter M. Holland.............................     2002      181,562          43,819           --             12,676 (7)
    Vice President of Finance,                    2001      170,833          57,479           --            129,032 (8)
      Treasurer and CFO of Horizon                2000      150,000          20,625           --             11,971 (9)
      Telcom; CFO of Horizon PCS

Alan Morse...................................     2002      150,000          36,627        200,000           10,193 (10)
    Chief Operating Officer of Horizon PCS        2001         --             --              --                     --
                                                  2000         --             --              --                     --

Joseph E. Corbin.............................     2002      129,688          33,752           --              8,631 (11)
    Vice President, Engineering/Operations        2001      121,667          44,428           --            126,797 (12)
      of  Horizon PCS                             2000      105,000          14,438           --             20,254 (13)

------------------------
(1) Includes a yearly car allowance of $9,140 and a 401(k) contribution of $2,266.
(2) Includes a yearly car allowance of $8,071 and a 401(k) contribution of $2,077.
(3) Includes a yearly car allowance of $7,189 and a 401(k) contribution of $1,600.
(4) Includes a yearly car allowance of $9,368 and a 401(k) contribution of $3,707.
(5) Includes an award of Horizon Telcom shares valued at $100,900 at the date of the award, a yearly car allowance of $10,985 and a 401(k) contribution of $5,000.
(6) Includes a yearly car allowance of $7,784 and a 401(k) contribution of $4,713.
(7) Includes a yearly car allowance of $8,103 and a 401(k) contribution of $4,573.
(8) Includes an award of Horizon Telcom shares valued at $116,000 at the date of the award, a yearly car allowance of $7,892 and a 401(k) contribution of $5,140.
(9) Includes a yearly car allowance of $7,578 and a 401(k) contribution of $4,393.
(10) Includes a yearly car allowance of $6,443 and a 401(k) contribution of $3,750.
(11) Includes a yearly car allowance of 8,631.
(12) Includes an award of Horizon Telcom shares valued at $116,000 at the date of the award, a yearly car allowance of $7,839 and a 401(k) contribution of $2,958.
(13) Includes a yearly car allowance of $9,981 and a 401(k) contribution of $10,273.

     None of the named executive officers received stock options from Horizon Telcom in 2002.

     Grant of Options. During 2002, options were granted to Alan Morse. No stock appreciation rights (SARs) have been granted by the Company. The following table sets forth information regarding the grants of options in 2002:

                  OPTION/SAR GRANTS IN LAST FISCAL YEAR (2002)

                              NUMBER OF                                                     POTENTIAL REALIZABLE
                              SECURITIES        % OF TOTAL                                VALUE AT ASSUMED ANNUAL
                              UNDERLYING       OPTIONS/SARS                              RATES OF APPRECIATION FOR
                               OPTIONS/         GRANTED TO      EXERCISE                        OPTION TERM
                                SARS           EMPLOYEES IN      PRICE     EXPIRATION    ---------------------------
           NAME              GRANTED (#)       FISCAL YEAR       ($/SH)       DATE         5%($)          10%($)
 -------------------------  ---------------  ----------------- ----------- ------------  ---------------------------
 Alan Morse...............     200,000             100%          $5.60       3/01/12      $704,362      $1,784,992

EMPLOYMENT AGREEMENTS

     Horizon PCS entered into employment agreements with Mr. McKell, Mr. Holland and Mr. Morse, Horizon PCS' Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, respectively. The employment agreements provide for an annual base salary of $200,000 to Mr. McKell, $175,000 to Mr. Holland and $180,000 to Mr. Morse beginning in 2002. In addition to their base salary, Mr. McKell, Mr. Holland and Mr. Morse are eligible to receive an annual bonus up to 40% of their base salary. In addition, Mr. McKell, Mr. Holland and Mr. Morse are eligible to participate in all of Horizon PCS' employee benefit plans.

     The employment agreements provide that Mr. McKell's, Mr. Holland's or Mr. Morse's employment may be terminated with or without cause, as defined in the agreements. If Mr. McKell, Mr. Holland or Mr. Morse is terminated without cause, he is entitled to receive 24 months of base salary, the vesting of all of his stock options on the date of termination and 24 months of health and dental benefits. Under the employment agreements, Mr. McKell, Mr. Holland and Mr. Morse have agreed to a restriction on their present and future employment. They have agreed not to compete in the business of wireless telecommunications either directly or indirectly within our markets while employed by us and for a period of twelve months after termination of employment.

HORIZON TELCOM 1999 STOCK OPTION PLAN

     The 1999 Stock Option Plan has been adopted by our board of directors and stockholders. The option plan permits the granting of both incentive stock options and nonqualified stock options to employees. The aggregate number of shares of common stock that may be issued pursuant to options granted under the option plan is 10,000 shares, including both shares of class A common stock and shares of class B common stock, subject to adjustments in the event of certain changes in the outstanding shares of common stock. In 1999, we granted options to purchase 950 shares of class B common stock at an exercise price of $60.00 per share. No additional options were granted in 2001 or 2002.

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

HORIZON PCS 2000 STOCK OPTION PLAN

     The Horizon PCS Stock Option Plan has been adopted by Horizon PCS' board of directors and stockholders. That option plan permits the granting of both incentive stock options and nonqualified stock options to employees. The aggregate number of shares of common stock that may be issued pursuant to options granted under the option plan is 7,500,000 shares of Horizon PCS class A common stock and 4,196,883 shares of Horizon PCS class B common stock, subject to adjustments in the event of certain changes in the outstanding shares of common stock. On December 1, 1999, Horizon PCS' subsidiary, Horizon Personal Communications, granted options to purchase 3,588,000 shares of its class B common stock with an exercise price of $0.1414 per share to 13 individuals under its 1999 Stock Option Plan. After Horizon PCS was incorporated, it issued options to replace those initial options, on the same economic terms adjusted for the fact that Horizon Personal Communications was a subsidiary. After taking into account the adjustment, Horizon PCS issued 4,196,883 substituted options on its class B common stock at an exercise price of $0.1209. In 2000, Horizon PCS granted options to purchase 116,971 shares of Horizon PCS' class A common stock at an exercise price of $5.88 per share. In March 2002, Horizon PCS granted options to purchase 200,000 shares of Horizon PCS' class A common stock at an exercise price of $5.60 per share.

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

     The Horizon PCS board of directors has undertaken not to grant options (other than under the 2000 Stock Option Plan) with a term of longer than 5 years until the class A common stock is listed on either the New York Stock Exchange, the American Stock Exchange, or the NASDAQ National Market.

     Additionally, none of our named executive officers exercised stock options in the fiscal year ended December 31, 2002. The following table sets forth information concerning the number and value of unexercised options held by each of our named executive officers on December 31, 2002. There was no public market for our common stock as of December 31, 2002. Accordingly, the fair market value on December 31, 2002, is based on the valuation analysis performed in conjunction with SFAS 142, was assumed to be less than $0.12 per share.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2002
                          FISCAL YEAR-END OPTION VALUES

                                                NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED                  IN-THE-MONEY
                                               OPTIONS AT YEAR END (#)          OPTIONS AT YEAR END ($) (1)
  NAME                                       EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
  ----                                       -----------      -------------     -----------      -------------
  Thomas McKell.........................               --                --      $       --        $       --
  William A.McKell......................        1,008,866*          907,980*             --                --
  Peter M. Holland......................        1,008,866*          907,980*             --                --
  Alan G. Morse.........................               --           200,000*             --                --
  Joseph E. Corbin......................          153,011*           35,310*             --                --

-------------
* Represents  options to purchase Horizon PCS class A common stock.
(1) Based on an assumed value of $100.00 per share of Horizon Telcom stock and $5.39 per share for Horizon PCS stock.

PENSION PLAN

     This table shows the estimated annual benefits payable upon retirement at age 65 in the September 1, 2002 plan year under The Chillicothe Telephone Company Salaried Employees' Pension Plan and Trust Agreement, a non-contributory qualified defined benefit plan. Benefits from the plan are payable upon retirement in monthly installments for the life of the participant.

                        ----------------------------------------------------------------------------------------------
                                                              YEARS OF SERVICE
                        ----------------------------------------------------------------------------------------------
REMUNERATION                     15                20                  25                30                  35

       $125,000              18,750              25,000              31,250             37,500             43,750
        150,000              22,500              30,000              37,500             45,000             52,500
        175,000              26,250              35,000              43,750             52,500             61,250
        200,000              30,000              40,000              50,000             60,000             70,000
        225,000              30,000              40,000              50,000             60,000             70,000
        250,000              30,000              40,000              50,000             60,000             70,000
        300,000              30,000              40,000              50,000             60,000             70,000
        400,000              30,000              40,000              50,000             60,000             70,000
        450,000              30,000              40,000              50,000             60,000             70,000
        500,000              30,000              40,000              50,000             60,000             70,000

     The remuneration shown above is the annual equivalent of an average of monthly rates of pay. The benefits shown above are based on the sum of the highest five consecutive monthly rates of pay in effect on each July 1 during the final ten plan years divided by five. The benefit stated in the table will not be reduced by Social Security or other amounts received by a participant.

     For the September 1, 2002 plan year, the July 1, 2001 monthly rate of pay is limited to $16,667, which is equivalent to an annual pay of $200,000. Compensation in excess of this amount will not be taken into account for benefit calculation purposes. Along these lines, years of benefit service in excess of 40 years will not be taken into account for benefit calculation purposes.

     The minimum benefit for the plan is $35.00 per month times years of benefit service. This minimum does not apply for any of the benefits listed in the table above.

     The pension plan was amended on December 24, 2002. This amendment increased the compensation limit to $200,000 allowing for the cost-of -living adjustments in future years. This amendment also changed the definition of the mortality table used for calculation of lump sum distributions.

     The number of years of credited service certain executive officers have accrued under the pension plan as of the most recent fiscal year end are:

      NAME                    YEARS OF SERVICE
-----------------------    -----------------------
Thomas McKell                          46.5
Robert McKell                          56.1
William A. McKell                      12.6
Jack E. Thompson                       34.0
Phoebe McKell                          24.3

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

HORIZON PCS

     Horizon PCS' certificate of incorporation limits the liability of Horizon PCS' directors to the maximum extent permitted by Delaware law. Horizon PCS' certificate of incorporation provides that Horizon PCS shall indemnify our directors and executive officers and may indemnify its other officers and employees and agents and other agents to the fullest extent permitted by law. Horizon PCS' certificate of incorporation also permits it to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of actions in his or her official capacity.

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

     Based  solely on its review of copies of forms  received  by it pursuant to
Section 16(a) of the Exchange Act or written representations from reporting persons, Horizon Telcom believes that with respect to 2001, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Whited filed one late Form 3 and Mr. Gates failed to file a Form 3 prior to his resignation as a director.

     The following table sets forth information regarding the beneficial ownership of our voting securities, as of December 31, 2002 by:

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

                                             CLASS A COMMON STOCK (1)                  CLASS B COMMON STOCK (1)
                                       -------------------------------------     -------------------------------------
NAME AND ADDRESS (2)                         NUMBER             PERCENT               NUMBER             PERCENT
--------------------                         ------             -------               ------             -------

Robert McKell ...................             2,019              2.2%                  4,463              1.6%
Thomas McKell (3)................             7,638              8.4%                 22,620              8.3%
Peter M. Holland (4).............               290                *                      --                *
Jack E. Thompson (5).............               423                *                   1,368                *
William A. McKell (6)............             1,274              1.4%                  3,000              1.1%
Phoebe H. McKell (7).............             2,625              2.9%                  7,969              2.9%
Joseph S. McKell (8).............             8,993              9.9%                 26,979              9.9%
David McKell (9).................             9,294             10.3%                 27,882             10.3%
Helen M. Sproat (10).............             6,165              6.8%                 17,375              6.4%
John E. Herrnstein (11)..........               105                *                     438                *
Joseph G. Kear (12)..............               230                *                     784                *
Jerry B. Whited..................                --               --                      --               --
Donald L. McNeal.................                --               --                     500                *

All Executive Officers and Directors
  as a Group (13 persons) (13)...            39,056             43.1%                113,378             41.7%

---------------------
* Less than one percent.

(1) Holders of class A common stock are entitled to one vote per share. Holders of class B common stock do not have voting rights, except as otherwise required by law.
(2) The address for Horizon Telcom, Inc. and each executive officer and director is 68 E. Main Street, Chillicothe, Ohio 45601-0480.
(3) Includes 6,623 shares of class A common stock and 19,575 shares of class B common stock held by a trust. Mr. McKell shares voting and investment power over these shares. A separate trust owns 1,015 shares of class A common stock and 3,045 shares of class B common stock. Mr. McKell's wife shares voting and investment power over these shares. Mr. McKell disclaims beneficial ownership of the shares owned by his wife.
(4)  Includes 290 shares of class A stock received as a bonus during 2001.
(5)  Includes  213  shares  of class A common  stock  and 639  shares of class B common stock owned by Mr. Thompson's spouse. Mr. Thompson disclaims beneficial ownership of these shares. Includes 57 shares of class B common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of the date hereof.
(6) Includes 435 shares of class A common stock and 1,305 shares of class B common stock held by Mr. McKell's spouse and their children. Mr. McKell disclaims beneficial ownership of those shares. Includes 259 shares of class A stock and 750 shares of class B common stock received as a bonus during 2001.
(7) Includes 80 shares of class A common stock and 240 shares of class B common stock held by Ms. McKell's spouse. Ms. McKell disclaims beneficial ownership of these shares. Includes 57 shares of class B common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of the date hereof.
(8) Includes 415 shares of class A common stock and 1,245 shares of class B common stock owned by Dr. McKell's spouse. Dr. McKell disclaims beneficial ownership of these shares.
(9) These shares are owned by a Trust. Dr. McKell shares voting and investment powers over these shares. Dr. McKell disclaims beneficial ownership of these shares.
(10) Includes 385 shares of class A common stock and 1,155 shares of class B common stock held by Ms. Sproat's spouse. Ms. Sproat disclaims beneficial ownership of these shares.
(11) Includes 94 shares of class B common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of the date hereof.
(12) Includes 57 shares of class B common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of the date hereof.
(13) Includes 264 shares of class B common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of the date hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SERVICE AGREEMENTS WITH HORIZON TELCOM SUBSIDIARIES

     HPC and Bright PCS, wholly-owned subsidiaries of our majority-owned subsidiary Horizon PCS, have entered into service agreements with Horizon Services, Inc., and a separate services agreement with Horizon Technology, Inc., Horizon Services and Horizon Technology, Inc. (formerly United Communications, Inc.). Horizon Services and Horizon Technology are both wholly-owned subsidiaries of Horizon Telcom.

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

     The agreement provides that Horizon Services' obligations do not relieve HPC of any of its rights and obligations to their customers and to regulatory authorities having jurisdiction over them. Additionally, Horizon Services, upon request, is required to provide HPC with access to Horizon Services' records with respect to the provision of services, and Horizon Services is also required to provide regular reports to Horizon Personal Communications, as it may request. Horizon Services received compensation from HPC of approximately $5.2 million, $6.2 million and $4.4 million in the years ending December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, Horizon PCS had a receivable from Horizon Services of approximately $8,000. As of December 31, 2002, Horizon PCS did not have a receivable from Horizon Telcom.

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

OFFICE LEASE

     Horizon PCS leases its principal office space, the space for one of its retail locations and the space for certain equipment from The Chillicothe Telephone Company, a wholly owned subsidiary of Horizon Telcom. The monthly rental payments under the lease are $10,000. Under this lease, Horizon PCS paid The Chillicothe Telephone Company $120,000, $120,000 and $97,500 in 2002, 2001, and 2000, respectively. We believe that the lease was made on terms no less favorable to Horizon PCS than would have been obtained from a non-affiliated third party. The lease term expires in May 2005. Horizon PCS has the option to renew the lease for an additional two year period. It is the expectation of management that the lease will be renewed.

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

TAX-SHARING AGREEMENT

     In 1997, Horizon Telcom entered into a tax-sharing agreement with its subsidiaries, including Horizon Personal Communications (now a subsidiary of Horizon PCS). This agreement provides that Horizon Telcom and its subsidiaries will file a consolidated tax return as long as they are eligible to do so and that subsidiaries will be paid for the amount of their taxable net operating losses used by Horizon Telcom to offset taxable income. During 2000, Horizon PCS had taxable net income of $18.6 million and paid an aggregate of $2.2 million to Horizon Telcom under the agreement. Due to the sale by Horizon PCS of convertible preferred stock in September 2000, Horizon PCS is no longer included in the consolidated tax return of Horizon Telcom. This change in tax status is referred to as a tax deconsolidation. The tax-sharing agreement provides that Horizon Telcom will indemnify Horizon PCS to the extent of any aggregate tax liability in excess of $11.5 million related to the tax deconsolidation and the dividend of the Horizon Telcom stock. As of December 31, 2001 Horizon PCS had a receivable from Horizon Telcom of approximately $484,000.

ITEM 14.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the Company. With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days preceding the filing date of this annual report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

     Under Horizon PCS' agreements with Sprint, Sprint provides Horizon PCS with billing, collections, customer care and other back office services. As a result, Sprint remits approximately 96% of Horizon PCS' revenues to Horizon PCS. In addition, approximately 43% of cost of service in Horizon PCS' consolidated financial statements relate to charges for services provided under Horizon PCS' agreements with Sprint such as billing, customer care, roaming expense, and long-distance. Horizon PCS, as a result, necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record its revenues, expenses and accounts receivable which underlie a substantial portion of its periodic financial statements and other financial disclosures. The relationship with Sprint is established by Horizon PCS' agreements and its flexibility to use a service provider other than Sprint is limited.

     Because of Horizon PCS' reliance on Sprint for financial information, Horizon PCS must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to Horizon PCS and Sprint's other network partners. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. These reports are provided annually to Horizon PCS and covers Horizon PCS' entire fiscal year.

     There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE  FOLLOWING  DOCUMENTS  ARE FILED AS PART OF THIS  ANNUAL  REPORT ON FORM
10-K:

     1. Financial Statements

          Reports of Independent Public Accountants, Consolidated Balance Sheets as of December 31, 2002 and 2001, Consolidated Statements of
          Operations for the Years Ended December 31, 2002, 2001 and 2000, Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2002, 2001 and 2000, Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000, and Notes to Consolidated Financial Statements.

     2. Exhibits

          See the Index to Exhibits immediately preceding the exhibits filed with this Report.

(B) REPORTS ON FORM 8-K:

     There were no Reports on Form 8-K filed by the Registrant during the fourth quarter of 2002.

       Horizon Telcom, Inc., Certification for Annual Report on Form 10-K


I, Thomas McKell, certify that:

1. I have reviewed this annual report on Form 10-K of Horizon Telcom, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The  registrants  other  certifying   officer  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003                    /s/  Thomas McKell
                                        -------------------------------------
                                        Thomas McKell
                                        President and Chief Executive Officer

       Horizon Telcom, Inc., Certification for Annual Report on Form 10-K


I, Peter M. Holland, certify that:

1. I have reviewed this annual report on Form 10-K of Horizon Telcom, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 25, 2003                          /s/  Peter M. Holland
                                              --------------------------
                                              Peter M. Holland
                                              Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TELCOM, INC.

By: /s/ Thomas McKell                             March 25, 2003
   -----------------------------
   Thomas  McKell  President,
   Director; President of
   Chillicothe Telephone

Date:    March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              NAME                             TITLE                              DATE
              ----                             -----                              ----

/s/ Thomas McKell
-------------------------------
Thomas McKell                       President, Director; President of      March 25, 2003
(Principal Executive Officer)       Chillicothe Telephone


/s/ Peter M. Holland
-------------------------------
Peter M. Holland                    Vice President of Finance, Chief       March 25, 2003
                                    Financial Officer and Treasurer

/s/ Robert McKell
-------------------------------
Robert McKell                       Chairman of the Board, Director        March 25, 2003

/s/ Jack E. Thompson
-------------------------------
Jack E. Thompson                    Secretary, Director                    March 25, 2003

/s/ Joseph S. McKell
-------------------------------
Joseph S. McKell                    Director                               March 25, 2003

/s/ David McKell
-------------------------------
David McKell                        Director                               March 25, 2003

/s/ Helen M. Sproat
-------------------------------
Helen M. Sproat                     Director                               March 25, 2003

/s/ John E. Herrnstein
-------------------------------
John E. Herrnstein                  Director                               March 25, 2003

/s/ Jerry B. Whited
-------------------------------
Jerry B. Whited                     Director                               March 25, 2003


-------------------------------
Donald L. McNeal                    Director                               March __, 2003


                               INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------

3.1(c)              Articles of Incorporation of Horizon Telcom, Inc.

3.2(c)              Bylaws of Incorporation of Horizon Telcom, Inc.

4.1(c)              Form of Stock Certificate.

4.2(b) Indenture dated as of September 26, 2000 between Horizon PCS, Inc., Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC and Wells Fargo Bank Minnesota, National Association.

4.3(b) A/B Exchange Registration Rights Agreement made as of September 26, 2000 by and among Horizon PCS, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation and First Union Securities, Inc.

4.4(b)              Form of Registered Note (included in Exhibit 4.2).

4.5(b)              Note Guarantee of Horizon Personal Communications, Inc.

4.6(b)              Note Guarantee of Bright Personal  Communications  Services,
                    LLC.

4.7 Indenture dated December 7, 2001 by and among Horizon PCS, Inc., as Issuer, Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, as Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit No. 10.45 filed with the Registration Statement on Form S-1 of Horizon PCS, Inc. (File No. 333-51240)).

10.1(b) Form of Employment Agreement, dated September 26, 2000, by and between Horizon PCS, Inc. and William A. McKell.

10.2(b) Form of Employment Agreement, dated September 26, 2000, by and between Horizon PCS, Inc. and Peter M. Holland.

10.3(b)+ Sprint PCS Management Agreement between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc., dated June 8, 1998.

10.3.1(b)           Letter  Agreement dated July 3, 2000 between Sprint Spectrum
                    L.P., and Horizon Personal Communications, Inc.

10.3.2 Addendum VI to Sprint PCS Management Agreement between the Registrant and Sprint PCS, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 24, 2001).

10.3.3+ Addendum V to Sprint PCS Management Agreement between Horizon PCS and Sprint PCS, Inc. as of June 1, 2001
                    (incorporated by reference Exhibit 10.3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.4(b)+            Sprint PCS Services  Agreement  between Sprint Spectrum L.P.
                    and Horizon  Personal  Communications,  Inc.,  dated June 8,
                    1998.

10.5(b) Sprint Trademark and Service Mark License Agreement between Sprint Communications Company, L.P. and Horizon Personal Communications, Inc., dated June 8, 1998.

EXHIBIT NO.         DESCRIPTION
-----------         -----------

10.6(b)             Sprint Spectrum Trademark and Service Mark License Agreement
                    between   Sprint   Spectrum   L.P.   and  Horizon   Personal
                    Communications, Inc., dated June 8, 1998.

10.7(b)+ Sprint PCS Management Agreement between Wirelessco, L.P., SprintCom, Inc., Sprint Spectrum, L.P. and Bright Personal Communications Services, LLC, dated October 13, 1999.

10.8(b)             Sprint PCS Services Agreement between Sprint Spectrum,  L.P.
                    and Bright Personal Communications Services, LLC, dated October 13, 1999.

10.9(b) Sprint Trademark and Service Mark License Agreement between Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC, dated October 13, 1999.

10.10(b)            Sprint Spectrum Trademark and Service Mark License Agreement
                    between   Sprint   Spectrum,   L.P.   and  Bright   Personal
                    Communications Services, LLC, dated October 13, 1999.

10.19(b)+           Network Services  Agreement by and between West Virginia PCS
                    Alliance,  L.C.,  Virginia  PCS  Alliance,  L.C. and Horizon
                    Personal Communications, Inc., dated August 12, 1999.

10.19.1(c)          First Amendment to Network Services Agreement by and between
                    West  Virginia PCS  Alliance,  L.C.,  Virginia PCS Alliance,
                    L.C. and Horizon Personal Communications,  Inc., dated as of
                    June 18, 2000.

10.19.2 Amendment to Network Services Agreement by and among the Registrant, West Virginia PCS Alliance, L.C. and Virginia PCS Alliance, L.C. (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 24,
                    2001).

10.21(b)+           PCS CDMA Product  Supply  Contract by and between  Motorola,
                    Inc. and Horizon Personal Communications, Inc.

10.25(b)            Horizon PCS, Inc. 2000 Stock Option Plan.

10.25.1(c)          Horizon Telcom, Inc. 1999 Stock Option Plan.

10.26(b)+           Site  Development  Agreement by and between Horizon Personal
                    Communications,  Inc. and SBA Towers, Inc., dated August 17,
                    1999.

10.27(b)+           Master Site  Agreement  by and between SBA Towers,  Inc. and
                    Horizon Personal Communications, Inc., dated July 1999.

10.28(b)+           Master  Design  Build   Agreement  by  and  between  Horizon
                    Personal  Communications,  Inc. and SBA Towers,  Inc., dated
                    August 17, 1999.

10.29(b)+           Master Site  Agreement  by and between SBA Towers,  Inc. and
                    Bright Personal Communications  Services, LLC, dated October
                    1, 1999.

10.30(b)+           Master Design Build Agreement by and between Bright Personal
                    Communications  Services,  LLC and SBA Towers,  Inc.,  dated
                    October 1, 1999.

10.31(b) Services Agreement, dated May 1, 2000, between Horizon Personal Communications, Inc. and Horizon Services, Inc.

10.32(b) Lease Agreement, dated May 1, 2000 between The Chillicothe Telephone Company and Horizon Personal Communications, Inc.

EXHIBIT NO.         DESCRIPTION
-----------         -----------

10.33(b) Services Agreement, dated May 1, 2000 between Horizon Personal Communications, Inc. and United Communications, Inc.

10.34(b)            Form of Horizon PCS, Inc. Indemnification Agreement.

10.35(b) Amended and Restated Tax Allocation Agreement dated May 1, 2000 by and among Horizon Telcom, Inc., The Chillicothe Telephone Company, Horizon Personal Communications, Inc., United Communications, Inc., Horizon Services, Inc., and Horizon PCS, Inc.

10.35.1(b)          First  Amendment to the Amended and Restated Tax  Allocation
                    Agreement  dated  as of  September  26,  2000  by and  among
                    Horizon  Telcom,  Inc., The Chillicothe  Telephone  Company,
                    Horizon    Personal     Communications,     Inc.,     United
                    Communications,  Inc.,  Horizon Services,  Inc., and Horizon
                    PCS, Inc.

10.37(b) Securities Purchase Agreement dated September 26, 2000 by and among Horizon PCS, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund, II, L.P. and First Union Capital Partners, LLC.

10.38(b) Investors Rights and Voting Agreement dated September 26, 2000 by and among Horizon PCS, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and First Union Capital Partners, LLC.

10.39(b) Registration Rights Agreement dated September 26, 2000 by and among Horizon PCS, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and First Union Capital Partners, LLC.

10.40(b) Credit Agreement, dated as of September 26, 2000, by and among Horizon Personal Communications, Inc., and Bright
                    Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain Subsidiaries of the Parent, the several banks and other financial institutions as may from time to time become parties to this Agreement, First Union National Bank, as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger and Fortis Capital Corp., as Documentation Agent.

10.40.1(b)          First Amendment to Credit  Agreement and  Assignment,  dated
                    November   20,   2000,   by  and  among   Horizon   Personal
                    Communications,  Inc.  and  Bright  Personal  Communications
                    Services,  LLC, Horizon PCS, Inc. (the "Parent") and certain
                    Subsidiaries of the Parent,  Existing Lenders,  New Lenders,
                    First  Union   National  Bank,  as   Administrative   Agent,
                    Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger, and Fortis Capital Corp., as Documentation
                    Agent.

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

EXHIBIT NO.         DESCRIPTION
-----------         -----------

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

10.40.4 Waiver Agreement dated May 9, 2002 by and among Horizon Personal Communications, Inc. (the "Company"), Bright Personal Communications Services, LLC, an Ohio limited liability company ("Bright") (each of the Company and Bright, individually a "Borrower" and collectively, the "Borrowers"), Horizon PCS, Inc., a Delaware corporation (the "Parent"), those Subsidiaries of the Parent listed on the signature pages hereto (together with the Parent, individually a "Guarantor" and collectively the "Guarantors"; the Guarantors, together with the Borrowers, individually a "Credit Party" and collectively the "Credit Parties"), the lenders party hereto (the "Lenders"), First Union National Bank, as Administrative Agent (the "Administrative Agent"), Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger (the "Syndication Agent"), and Fortis Capital Corp., as Documentation Agent (the "Documentation Agent") (incorporated by reference Exhibit 10.40.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

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

10.40.6 Fourth Amendment to Credit Agreement and Waiver dated as of June 27, 2002 by and among Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain Subsidiaries of the Parent, the several banks and other financial institutions as may from time to time become parties to the Agreement, Wachovia Bank, National Association (successor to First Union National Bank), as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger and Fortis Capital Corp., as Documentation Agent (incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 27, 2002).

10.40.7 Consent and Agreement for Benefit of Holders of Senior Security Facility dated as of September 26, 2000, by and among Horizon Personal Communications, Inc. and Bright
                    Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain subsidiaries of the Parent, Existing Lenders, New Lenders, First Union National Bank, as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger, and Fortis Capital Corp., as Documentation Agent (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002 of Horizon PCS, Inc. (File No. 333-51240)).

10.41(b) Warrant Agreement dated as of September 26, 2000 between Horizon PCS, Inc. and Wells Fargo Bank Minnesota, National Association.

10.42(b) Warrant Registration Rights Agreement made as of September 26, 2000 by and among Horizon PCS, Inc., and Donaldson, Lufkin & Jenrette Securities Corporation and First Union Securities, Inc.

EXHIBIT NO.         DESCRIPTION
-----------         -----------

10.43(c) Note Purchase Agreement dated November 1, 1993 by and among The Chillicothe Telephone Company, Northern Life Insurance Company and Northwestern National Life Insurance Company.

10.43.1(c)          Amendment  dated as of  January  1,  1997 by and  among  The
                    Chillicothe  Telephone  Company,   Northern  Life  Insurance
                    Company and Northwestern National Life Insurance Company.

10.44(c) Note Purchase Agreement dated as of June 1, 1998 by and among The Chillicothe Telephone Company, American Life Insurance Company, and the State Life Insurance Company.

10.44.1(c)          First Amendment to Note Purchase Agreement dated as of April
                    1,  1999 by and  among The  Chillicothe  Telephone  Company,
                    American United Life Insurance  Company,  and the State Life
                    Insurance Company.

10.45(c)            Business Loan  Agreement  dated as of March 16, 2001 between
                    The  Chillicothe   Telephone   Company  and  the  Huntington
                    National Bank.

10.46 Pledge and Escrow Agreement dated December 7, 2001 by and among Horizon PCS, Inc., Bright Personal Communications Services, LLC, Wells Fargo and Minnesota, National Association, as Escrow Agent (incorporated by reference to Exhibit No. 10.43 filed with the Registration Statement on Form S-1 of Horizon PCS, Inc. (File No. 333-51240)).

10.46.1 Registration Rights Agreement dated December 7, 2001 by and among Horizon PCS, Inc., Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC, and Credit Suisse First Boston Corporation, First Union Securities, Inc., Bear, Stearns & Co., Inc. and Lehman Brothers, Inc. (incorporated by reference to Exhibit No.
                    10.44 filed with the Registration Statement on Form S-1 of Horizon PCS, Inc. (File No. 333-51240)).

10.47               Employment  Agreement between Horizon PCS, Inc., and Alan G.
                    Morse (incorporated by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q of Horizon PCS, Inc. for the quarter ended June 30, 2002 (File No. 333-51240)).

10.48 Waiver Agreement between The Chillicothe Telephone Company, American United Life Insurance Company and The State Life Insurance Company dated as of August 8, 2002 (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-32617)).


10.49(d) Senior Note Purchase agreement for $30,000,000 at 6.64%, between The Chillicothe Telephone Company, The Variable
                    Annuity Life Insurance Company, AIG Annuity Insurance Company, and Modern Woodmen of America, dated as of August 1, 2002.

10.50(d) Amended and Restated Note Purchase Agreement for $12,000,000 at 6.72%, between The Chillicothe Telephone Company, American United Life Insurance Company and The State Life Insurance Company, dated as of November 1, 2002.

10.51(d) Waiver Agreement between The Chillicothe Telephone Company, American United Life Insurance Company and The State Life Insurance Company dated as of August 14, 2002.

10.52(d)            Amendment   Agreement  between  The  Chillicothe   Telephone
                    Company, Northern Life Insurance Company and Reliastar Life Insurance Company dated as of August 14, 2002.

10.53(d) Waiver Extension Agreement between The Chillicothe Telephone Company, The American United Life Insurance Company and The State Life Insurance Company dated as of September 12, 2002.

EXHIBIT NO.         DESCRIPTION
-----------         -----------

10.54 Waiver Agreement between The Chillicothe Telephone Company, American United Life Insurance Company and The State Life Insurance Company dated as of August 8, 2002 (Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-32617)).

16.1 Letter from Arthur Andersen dated June 27, 2002 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed June 28, 2002 (File No. 000-32617)).

21(a)               Subsidiaries of the Company.

23(a)               Consent of KPMG LLP.
99.1(a)             Certification,  under Section 906 of the  Sarbanes-Oxley Act of 2002.
99.2(a)             Certification,  under Section 906 of the  Sarbanes-Oxley Act of  2002.

---------------------
(a)  Filed herewith.
(b) Incorporated by reference to the Exhibit of the same number filed with the Registration Statement on Form S-4 of Horizon PCS, Inc. (File No. 333-51238).
(c) Incorporated by reference to the Exhibit of the same number filed with the Registrant's Registration Statement on Form 10 (File No. 000-32617).
(d) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-32617).
+ The Registrant requested confidential treatment for certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, in connection with the previously filed Registration Statement on Form S-1 of Horizon PCS, Inc. (File No. 333-37516), except Exhibit 10.3.3 for which confidential treatment has been requested under Rule 24b-2 of the Securities Exchange Act of 1934 in connection with this filing.

                              HORIZON TELCOM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    PAGE

Independent Auditor's Report....................................................     F-2

Report of Independent Public Accountants........................................     F-3

Consolidated Balance Sheets as of December 31, 2002 and 2001....................     F-4

Consolidated Statements of Operations for the Years Ended
  December 31, 2002, 2001 and 2000..............................................     F-6

Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2002, 2001 and 2000..........................     F-7

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000..............................................     F-8

Notes to Consolidated Financial Statements, as of December 31, 2002 and 2001,
  and for the Years Ended December 31, 2002, 2001 and 2000......................    F-10

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Horizon Telcom, Inc.:

     We have audited the accompanying consolidated balance sheet of Horizon Telcom, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheet of Horizon Telcom, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the revision described in Note 6 to the financial statements, in their report dated February 12, 2002 (except with respect to the matter discussed in Horizon Telcom's 2001 Form 10-K, Note 20, as to which the date is March 27, 2002).

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, management of the Company's subsidiary, Horizon PCS, Inc., believes that it is probable that Horizon PCS, Inc. will violate one or more of its debt covenants in 2003, resulting in the ability of the lenders to demand payment of all or a portion of its outstanding debt ($516.3 million at December 31, 2002). Horizon PCS, Inc. represents approximately 82% of total consolidated revenues for the year ended December 31, 2002 and 81% of the total consolidated assets at December 31, 2002. Although the ultimate impact of Horizon PCS not being able to meet its debt covenants in 2003 is presently unknown, as discussed in Note 1, management believes that it will not have a significant adverse effect on the liquidity of Horizon Telcom, Inc. and its other subsidiaries through fiscal 2003. Management's plans are also described in Note 1.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Telcom, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed above, the consolidated balance sheet of Horizon Telcom, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Horizon Telcom, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ KPMG LLP
Columbus, Ohio
March 4, 2003

THE FOLLOWING REPORT OF ARTHUR ANDERSEN, LLP ("ANDERSEN") IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON FEBRUARY 12, 2002. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATIONS S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE
INCLUSION  OF ITS REPORT IN THIS  ANNUAL  FORM 10-K.  BECAUSE  ANDERSEN  HAS NOT
CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT FOR SHAREHOLDERS TO SEEK REMEDIES AGAINST ANDERSEN AND SHAREHOLDERS' ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.


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



                         /s/ ARTHUR ANDERSEN LLP


Columbus,  Ohio,
February 12, 2002 (except with respect to the matter discussed in Horizon Telcom's 2001 Form 10-K, Note 20, as to which the date is March 27, 2002)

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                         2002              2001
                                                                                   ---------------   ---------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents (includes $55,000,000 on deposit in accordance with
     covenant amendment in 2002)..............................................     $    94,948,351   $   127,154,227
   Restricted cash............................................................          24,063,259        24,597,222
   Accounts receivable - subscriber, less allowance for doubtful accounts of
     approximately $2,654,000 in 2002 and $2,662,000 in 2001..................          20,560,658        15,276,422
   Accounts receivable - interexchange carriers, access charge pools and other, less allowance for doubtful accounts of approximately $214,000 in 2002 and
     $478,000 in 2001.........................................................           5,974,702         5,690,390
   Inventories................................................................           6,336,877         6,512,026
   Investments, available-for-sale, at fair value.............................             745,860         3,537,720
   Prepaid expenses and other.................................................           4,998,044         2,403,905
                                                                                   ----------------   ---------------
         Total current assets.................................................         157,627,751       185,171,912
                                                                                   ----------------   ---------------

OTHER ASSETS:
   Intangibles, net...........................................................          40,381,201        42,840,534
   Restricted cash............................................................                  --        24,062,500
   Debt issuance costs, net...................................................          20,365,415        20,584,960
   Deferred PCS activation expense............................................           6,092,645         3,808,618
   Goodwill, net..............................................................                  --         7,191,180
   Prepaid pension costs and other............................................           5,361,994         4,976,942
                                                                                   ----------------   ---------------
         Total other assets...................................................          72,201,255       103,464,734
                                                                                   ----------------   ---------------

PROPERTY, PLANT AND EQUIPMENT, NET ...........................................         315,921,107       289,277,220
                                                                                   ----------------   ---------------
              Total assets....................................................     $   545,750,113   $   577,913,866
                                                                                   ===============   ================





(Continued on next page)

HORIZON TELCOM, INC. AND SUBSIDIARIES

As of December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                         2002              2001
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    ----------------   ---------------
----------------------------------------------
CURRENT LIABILITIES:
   Accounts payable...........................................................     $    24,827,065    $   30,268,185
   Payable to Sprint..........................................................           9,910,262        10,244,529
   Deferred PCS revenue.......................................................           5,308,457         3,712,734
   Accrued taxes..............................................................           6,514,707         4,886,100
   Accrued interest, payroll and other accrued liabilities....................          10,237,300        10,502,250
   Lines of credit............................................................                  --        19,167,338
   Current maturities of long-term debt.......................................                  --         2,000,000
                                                                                   ----------------   ---------------
         Total current liabilities............................................          56,797,791        80,781,136
                                                                                   ----------------   ---------------

LONG-TERM DEBT AND OTHER LIABILITIES:
   Long-term debt.............................................................         558,284,349       402,055,643
   Deferred income taxes, net.................................................          15,234,409         4,632,157
   Postretirement benefit obligation..........................................           6,526,991         5,490,015
   Deferred PCS activation revenue............................................           6,092,645         3,808,618
   Other long-term liabilities................................................          11,075,183        12,273,617
                                                                                   ----------------   ---------------
         Total long-term debt and other liabilities...........................         597,213,577       428,260,050
                                                                                   ----------------   ---------------
           Total liabilities..................................................         654,011,368       509,041,186
                                                                                   ----------------   ---------------

CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY.....................................         157,105,236       145,349,043

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock - class A, no par value, 200,000 shares authorized, 99,726
     shares issued and 90,552 shares outstanding, stated at $4.25 per share...             423,836           423,836
   Common stock - class B, no par value, 500,000 shares authorized, 299,450 and 299,301  shares  issued at December  31, 2002 and 2001, respectively, and 271,926 and 271,777 shares outstanding at
     December 31, 2002 and 2001, respectively, stated at $4.25 per share......           1,272,662         1,272,029
   Treasury stock - 36,698 shares in 2002 and 2001, at cost...................          (5,504,700)       (5,504,700)
   Accumulated other comprehensive income (loss), net.........................             (67,307)        1,332,044
   Additional paid-in capital.................................................          72,197,212        72,188,904
   Deferred stock compensation................................................            (666,721)       (1,079,610)
   Retained deficit...........................................................        (333,021,473)     (145,108,866)
                                                                                   ----------------   ---------------
           Total stockholders' equity (deficit)...............................        (265,366,491)      (76,476,363)
                                                                                   ----------------   ----------------
              Total liabilities and stockholders' equity (deficit)............     $   545,750,113    $   577,913,866
                                                                                   ================   ================


The accompanying notes are an integral part of these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                    2002               2001               2000
                                                               ----------------   ----------------   ----------------
OPERATING REVENUES:
   Wireless Personal Communications Services revenue.....      $   207,978,059    $   115,905,619    $    26,110,404
   PCS equipment sales...................................            7,846,573          7,105,457          3,061,021
   Basic local, long-distance and other landline.........           18,702,184         19,586,373         20,320,299
   Network access........................................           21,523,193         20,198,336         17,275,754
   Equipment systems sales, information services,
     Internet access and other ..........................            8,656,812          7,344,231          7,232,164
                                                               ----------------   ----------------   ----------------
       Total operating revenues..........................          264,706,821        170,140,016         73,999,642
                                                               ----------------   ----------------   ----------------

OPERATING EXPENSES:
   Cost of PCS and other equipment sales.................           19,796,010         15,559,164         10,497,130
   Cost of services (exclusive of items shown
     separately below)...................................          183,200,584        115,168,420         41,471,586
   Selling and marketing.................................           54,248,493         50,545,921         19,626,803
   General and administrative (exclusive of items shown
     separately below)...................................           56,613,033         42,961,821         25,636,741
   Non-cash compensation expense.........................              412,889          1,149,179            852,718
   Loss on sale of property and equipment................              647,634          1,296,833                 --
   Depreciation and amortization.........................           49,303,211         26,148,564         13,057,587
   Impairment of goodwill and impact of
     acquisition-related deferred taxes..................           13,222,180                 --                 --
                                                               ----------------   ----------------   ----------------
       Total operating expenses..........................          377,444,034        252,829,902        111,142,565
                                                               ----------------   ----------------   ----------------

OPERATING LOSS...........................................         (112,737,213)       (82,689,886)       (37,142,923)
                                                               ----------------   ----------------   ----------------

NONOPERATING INCOME (EXPENSE):
   Interest expense, net.................................          (63,369,224)       (29,565,953)       (12,193,821)
   Subsidiary preferred stock dividends..................          (11,756,253)       (10,929,852)        (2,782,048)
   Interest income, net..................................            2,922,479          5,164,372          4,734,949
                                                               ----------------   ----------------   ----------------
       Total nonoperating income (expense)...............          (72,202,998)       (35,331,433)       (10,240,920)
                                                               ----------------   ----------------   ----------------

LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT
  AND MINORITY INTEREST..................................         (184,940,211)      (118,021,319)       (47,383,843)

INCOME TAX (EXPENSE) BENEFIT.............................           (1,160,192)        (1,783,166)           895,576

MINORITY INTEREST IN LOSS................................                   --            983,883          2,301,344
                                                               ----------------   ----------------   ----------------

LOSS BEFORE EXTRAORDINARY ITEM...........................         (186,100,403)      (118,820,602)       (44,186,923)

EXTRAORDINARY LOSS, NET OF TAX BENEFIT
  OF $261,863 in 2000....................................                   --                 --           (486,323)
                                                               ----------------   ----------------   ----------------

NET LOSS.................................................      $  (186,100,403)   $  (118,820,602)   $   (44,673,246)
                                                               ================   ================   ================

Basic and diluted loss per share before extraordinary item     $       (513.48)   $       (329.59)   $       (127.62)
Basic and diluted loss per share from extraordinary item.                   --                 --              (1.41)
                                                               ----------------   ----------------   ----------------
Basic and diluted net loss per share.....................      $       (513.48)   $       (329.59)   $       (129.03)
                                                               ================   ================   ================
Weighted-average common shares outstanding ..............              362,429            360,508            346,237
                                                               ================   ================   ================

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                           Accumulated                                                    Total
                       class A    class B                     Other        Additional     Deferred      Retained      Stockholders
                       Common     Common     Treasury      Comprehensive     Paid-in     Stock Option   Earnings         Equity
                       Stock      Stock       Stock           Income         Capital     Compensation   (Deficit        (Deficit)
                      ---------  ---------  ------------   -------------  -------------  ------------ --------------  --------------
Balance,
December 31, 1999..    423,836   1,271,506           --              --      2,311,801    (2,177,897)    25,864,506      27,693,752
                      ---------  ---------  ------------   -------------  -------------  ------------ --------------  --------------
 Acquisition of
  treasury stock...         --          --  (11,835,000)             --             --            --             --     (11,835,000)
 Acquisition of
  Bright PCS.......         --          --    4,786,800              --     44,512,732            --             --      49,299,532
 Issuance of
  warrants.........         --          --           --              --     33,600,647            --             --      33,600,647
 Stock option
  compensation
  expense..........         --          --           --              --        178,710       674,008             --         852,718
 Exercise of
  stock options....         --         523           --              --          6,857            --             --           7,380
 Stock dividends
  paid.............         --          --      473,100              --      1,037,666            --     (1,529,072)        (18,306)
 Tax on exchange
  of stock.........         --          --           --              --     (3,696,000)           --              --     (3,696,000)
 Tax on dividend...         --          --           --              --       (363,183)           --     (4,256,817)     (4,620,000)
 Dividends paid....         --          --           --              --             --            --     (1,793,038)     (1,793,038)
 Stock dividends
  received.........         --          --      (49,862)             --             --            --              --        (49,862)
 Minority interest
  adjustment.......         --          --           --              --     (5,000,653)           --      1,866,491      (3,134,162)
 Net loss..........         --          --           --              --             --            --    (44,673,246)    (44,673,246)
                        ------- ----------  ------------   -------------  -------------  ------------ --------------  --------------
Balance,
December 31, 2000..    423,836   1,272,029   (6,624,962)             --     72,588,577    (1,503,889)   (24,521,176)     41,634,415
                       -------  ----------  ------------   -------------  -------------  ------------ --------------  --------------

 Stock option
  compensation
  expense..........         --          --           --              --             --        424,279             --        424,279
 Stock distribution
  to employees.....         --          --    1,124,573              --       (399,673)            --             --        724,900
 Treasury stock
  received as a
  dividend.........         --          --       (4,311)             --             --             --             --         (4,311)
 Dividends paid....         --          --           --              --             --             --    (1,767,088)     (1,767,088)
 Comprehensive
   Income (Loss):..
   Net loss........         --          --           --              --             --             --  (118,820,602)   (118,820,602)
   Unrealized gain
    on securities
    available-for-sale,
    net of taxes
    of $1,117,825..         --          --           --       2,169,895             --             --             --      2,169,895
   Unrealized loss
    on hedging
    activities,
    net of tax.....         --          --           --        (837,851)            --             --             --       (837,851)
                     ---------  ----------  ------------   -------------  -------------  ------------ -------------   --------------
    Total comprehensive
     income (loss).         --          --           --       1,332,044             --            --   (118,820,602)   (117,488,558)
                                ----------  ------------   -------------  -------------  ------------ --------------  --------------
Balance,
December 31, 2001..   $423,836  $1,272,029  $(5,504,700)   $  1,332,044   $ 72,188,904   $(1,079,610) $(145,108,866)   $(76,476,363)
                      ========= ==========  ============   =============  =============  ============ =============   ==============

 Stock option
   compensation
   expense.........         --          --           --              --             --       412,889            --          412,889
 Exercise of
   stock options...         --         633           --              --          8,308            --            --            8,941
 Dividends paid....         --          --           --              --             --            --    (1,812,204)      (1,812,204)
 Comprehensive
   Income (Loss):..
    Net loss.......         --          --           --              --             --            --  (186,100,403)    (186,100,403)
    Unrealized loss
       on securities
       available-for-
       sale, net of
       taxes of
       $949,232....         --          --           --      (1,842,627)            --            --             --      (1,842,627)
   Unrealized gain
     on hedging
     activities,
     net of tax....         --          --           --         443,276             --            --             --         443,276
                     ---------  ----------- ------------   -------------  -------------  ------------ -------------  ---------------
    Total
      comprehensive
      income loss..         --          --           --      (1,399,351)            --            --   (186,100,403)   (187,499,754)
                     ---------  ----------- ------------   -------------  -------------  ------------ -------------  ---------------
 Balance,
  December 31, 2002   $423,836  $1,272,662  $(5,504,700)  $     (67,307)   $72,197,212   $  (666,721) $(333,021,473)  $(265,366,491)
                     =========  =========== ============  ==============  =============  ============ ============== ===============


The accompanying notes are an integral part of these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


                                                                     2002              2001             2000
                                                               ---------------   ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................     $  (186,100,403)  $  (118,820,602) $   (44,673,246)
                                                               ----------------  ---------------- ----------------
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities, net of effect of
   acquisition:
   Depreciation and amortization..........................          49,303,211        26,148,564       13,057,587
   Impairment of goodwill and impact of acquisition related
     deferred taxes.......................................          13,222,180                --               --
   Extraordinary loss, net................................                  --                --          486,323
   Deferred federal income taxes..........................          11,551,485           218,870         (261,786)
   Deferred investment tax credits........................                  --           (55,527)         (69,635)
   Non-cash compensation expense..........................             412,889         1,149,179          852,718
   Non-cash interest expense..............................          28,023,852        19,363,149        5,635,498
   Loss on disposal of property, plant and equipment......             647,634         1,296,833           21,277
   Non-cash preferred stock dividend of subsidiary........          11,756,253        10,929,852        2,782,048
   Minority interest in subsidiary........................                  --          (983,883)      (2,301,344)
   Provision for bad debt expense.........................          16,077,356         7,344,007        2,487,170
   Loss on hedging activities.............................              48,536           176,322               --
   Decrease (Increase) in certain assets:
     Accounts receivable..................................         (21,645,904)      (16,981,192)      (8,387,769)
     Inventories..........................................             175,149           244,763       (2,707,991)
     Taxes applicable to future years, prepayments,
       investments and other..............................          (2,514,270)        2,984,911       (2,864,492)
   Increase (Decrease) in certain liabilities:
     Accounts payable.....................................          (5,441,120)        2,397,069       10,529,126
     Payable to Sprint....................................            (334,267)               --               --
     Accrued liabilities and deferred PCS service revenue.          25,330,341         2,833,892        6,911,554
     Other accrued liabilities............................           1,606,073         4,432,226       18,086,085
     Postretirement benefit obligation....................           1,036,976         1,791,042          495,872
   Change in other assets and liabilities, net............          (6,559,042)       (1,252,091)        (558,907)
                                                               ----------------  ---------------- ----------------
       Total adjustments..................................         122,697,332        62,037,986       44,193,334
                                                               ----------------  ---------------- ----------------
         Net cash used in operating activities............
                                                                   (63,403,071)      (56,782,616)        (479,912)
                                                               ----------------  ---------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net.................................         (73,905,456)     (132,506,210)    (101,491,729)
Increase in restricted cash...............................                  --       (48,659,722)              --
Proceeds from sale of fixed assets........................           1,642,781                --          834,000
Proceeds from redemption of RTFC certificates.............                  --         2,895,646               --
Net cash acquired in acquisition of Bright PCS............                  --                --        4,926,803
Investment in joint venture...............................                  --                --       (1,032,000)
                                                               ----------------  ---------------- ----------------
         Net cash provided used in investing
             activities...................................     $   (72,262,675)  $  (178,270,286) $   (96,762,926)
                                                               ----------------  ---------------- ----------------

(Continued on next page)

HORIZON TELCOM, INC. AND SUBSIDIARIES

For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                     2002              2001             2000
                                                               ----------------  ---------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on long-term debt...........................     $   135,000,000   $   181,400,000  $   185,321,607
   Repayments on long-term debt...........................         (27,167,337)       (2,000,000)              --
   Exercise of stock options..............................               8,941                --            7,380
   Issuance of preferred stock............................                  --                --      126,500,000
   Deferred financing fees................................          (2,569,530)       (7,433,469)     (15,410,327)
   Stock issuance costs...................................                  --                --       (9,161,242)
   Treasury stock received as dividend....................                  --            (4,311)              --
   Dividends paid.........................................          (1,812,204)       (1,767,088)      (1,793,038)
                                                               ----------------  ---------------- ----------------
         Net cash provided by financing activities........         103,459,870       170,195,132      285,464,380
                                                               ----------------  ---------------- ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......         (32,205,876)      (64,857,770)     188,221,542
CASH AND CASH EQUIVALENTS, beginning of year..............         127,154,227       192,011,997        3,790,455
                                                               ----------------  ---------------- ----------------
CASH AND CASH EQUIVALENTS, end of year....................     $    94,948,351   $   127,154,227  $   192,011,997
                                                               ================  ================ ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
   Interest, net of amounts capitalized...................     $    35,179,498   $     8,705,947  $     4,330,600
   Income taxes (refund)..................................          (2,954,948)        2,125,000        9,078,515


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     Horizon  PCS  paid   $11,636,969   and   $11,775,917   in  2002  and  2001,
respectively, of dividends on convertible preferred stock. The dividends were paid in additional shares of convertible preferred stock of Horizon PCS. During 2002 and 2001, Horizon PCS accrued $2,055,267 and $1,935,983, respectively, to be paid in 2003 and 2002, respectively.

     The purchase of the Company's common stock in 2000 (Note 17) was financed through a $13,000,000, one-year, unsecured 13% senior subordinated promissory note to a third party lender. The lender converted 100% of the outstanding principal and interest into Horizon PCS' convertible preferred stock valued at $14,066,611 (Note 16).

     The proceeds from the issuance of Horizon PCS' discount notes in 2000 have been allocated to long-term debt and the value of the warrants ($20,245,000 or $5.32 per share) have been allocated to additional paid-in capital (Note 12).

     During 2000 Horizon PCS agreed to grant to Sprint PCS warrants to acquire 2,510,460 shares of Horizon PCS' class A common stock, valued at $13,356,000, in exchange for the right to service PCS markets in additional areas. The warrants will be issued to Sprint at the earlier of an initial public offering of Horizon PCS' common stock or July 31, 2003 (Note 18).

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 1 - LIQUIDITY

     As of December 31, 2002, Horizon PCS, Inc. ("Horizon PCS"), a subsidiary of Horizon Telcom and a registrant that files separate statements with the Securities and Exchange Commission, was in compliance with its covenants with regards to all outstanding debt (approximately $516.3 million at December 31,
2002). However, the Company believes that it is probable that Horizon PCS will violate one or more of its covenants under the secured credit facility in 2003. Horizon PCS, represents approximately 82% of total consolidated revenues for the year ended December 31, 2002 and 81% of the total consolidated assets at December 31, 2002. The failure to comply with a covenant would be an event of default under the secured credit facility, and would give the lenders the right to pursue remedies against Horizon PCS. These remedies could include acceleration of amounts due under the facility. If the lenders elected to accelerate the amounts due under the facility, this would also represent a default under the indentures for the senior notes and discount notes (Note 12). As a result, Horizon PCS' independent auditors' report states these matters raise substantial doubt about Horizon PCS' ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Please refer to Horizon PCS' 2002 10-K filing for more details.

     Horizon PCS is currently in the process of negotiating various terms with its creditors. Horizon Telcom, Chillicothe Telephone, Horizon Technology, and Horizon Services are not obligated in any form to assist Horizon PCS in their negotiations nor are they obligated to compensate any of Horizon PCS' creditors should Horizon PCS default on any debt agreements. Defaults of covenants on debt agreements of Horizon PCS will not result in defaults in any debt agreements or other contractual obligation of Horizon Telcom or any of its subsidiaries. Should Horizon PCS be unsuccessful in their discussions, the Company could potentially revise the ownership structure in Horizon PCS. Should ownership of our voting rights fall below 50% or otherwise lose control of Horizon PCS, Horizon PCS may not be included in the consolidated results of Horizon Telcom. This would have a significant impact on the presentation of operations of Horizon Telcom.

     To address the liquidity issues at Horizon PCS, management has embarked on a number of initiatives to attempt to:

          o    reduce operating expenses;

          o    reduce churn;

          o    negotiate a modification in the fees Horizon PCS pays to Sprint;

          o    negotiate a reduction in the fees Horizon PCS pays to NTELOS;

          o negotiate modifications to the covenants in the senior secured facility; and

          o negotiate the right to obtain funding under Horizon PCS' $95.0 million revolving line of credit under its senior secured facility.

     Horizon PCS' ability to raise funding at this time may be dependent upon other factors including, without limitation, market conditions, and such funds may not be available or be available on acceptable terms. There can be no assurance that Horizon PCS will achieve these goals or that it will be able to develop a business plan which is reasonably designed to achieve positive cash flow.

     Horizon PCS has engaged Berenson and Company, an investment banking firm (the "Advisor") to assist in its efforts to renegotiate or restructure its debt and other contractual obligations. Horizon PCS has agreed in principle with the Advisor to have the Advisor formulate financial and other strategic business alternatives. We cannot guarantee that the Advisor will be successful in preparing and executing successful strategies.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements reflect the operations of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     On April 26, 2000, Horizon Telcom, Inc., formed Horizon PCS, Inc. On June 27, 2000, Horizon Telcom, Inc., transferred 100% ownership of Horizon Personal Communications, Inc. (HPC) to Horizon PCS in exchange for 53,806,200 shares of stock of Horizon PCS. This transfer was accounted for as a reorganization of companies under common control in a manner similar to pooling-of-interests in the consolidated financial statements. HPC will continue to exist and conduct business as a wholly-owned subsidiary of Horizon PCS.

     The Company is a facilities-based telecommunications carrier that provides a variety of voice and data services to commercial, residential/small business and local market segments. The Company provides landline telephone service, VDSL television service and Internet access services to the southern Ohio region, principally in and surrounding Chillicothe, Ohio. The Company also provides PCS operations to a twelve-state region in the Midwest, including Ohio, Indiana, Pennsylvania, Virginia and West Virginia, as an affiliate of Sprint PCS (Note
3).

ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, money market accounts, U.S. treasury bills, corporate bonds and investments in commercial paper with original maturities of three months or less.

     The breakout of cash and cash equivalents at December 31, 2002 is detailed below:

                                                          2002
                                                   ----------------
Cash on hand...................................    $    20,454,044
Auction rate certificates......................          5,850,000
Money market accounts..........................            140,221
U.S. treasury bills............................            349,696
Corporate bonds and commercial paper...........         68,154,390
                                                   ----------------
    Cash and cash equivalents..................    $    94,948,351
                                                   ================

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

     In connection with Horizon PCS' December 2001 offering of $175,000,000 of senior notes due in 2011 (Note 12), approximately $48,660,000 of the offering's proceeds were placed in an escrow account to be used toward the first four semi-annual interest payments due under the terms of the notes. During 2002,the Company paid approximately $24,596,000, representing the first two installments. The remaining two payments have been classified as short-term and will be paid in 2003. The funds are invested in a government security money market account. Interest earned on the escrow funds totaled approximately $673,000 in 2002 and $69,000 in 2001.

INVENTORIES

     Inventories consist of equipment held for resale, materials and supplies and installation-related work in progress held by Chillicothe Telephone and Horizon PCS. Chillicothe Telephone inventories include the cost (determined by the first-in, first-out method) of equipment to be used in the installation of telephone systems, as well as costs related to direct sales orders in process. Horizon PCS' inventories consist of handsets and related accessories which are carried at the lower of cost (determined by the weighted-average method) or market (replacement cost).

     Inventories consist of the following at December 31:

                                                     2002              2001
                                               ---------------   ---------------
    Equipment held for resale................   $    4,204,296   $     3,964,383
    Materials, supplies and work in progress.        2,132,581         2,547,643
                                               ---------------   ---------------
        Total inventories...................    $    6,336,877   $     6,512,026
                                               ===============   ===============

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

     Other investments in which the Company does not have a significant ownership and for which there is no ready market are carried at cost. Information regarding these and all other investments is reviewed periodically for evidence of impairment in value and "other than temporary" declines in value.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including improvements that extend useful lives, are stated at cost (Note 9) while maintenance and repairs are charged to operations as incurred. Construction work in progress includes expenditures for the purchase of capital equipment, construction and items such as direct payroll and related benefits and interest capitalized during construction. The Company capitalizes interest pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34 "Capitalization of Interest Cost." The Company capitalized interest of approximately $4,541,000, $6,813,000 and $1,731,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

ACCOUNTING FOR RATE REGULATION

     Chillicothe Telephone is subject to rate regulation. SFAS No. 71 "Accounting for the Effects of Certain Types of Rate Regulation" provides that rate-regulated public utilities account for revenues and expenses and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates. Chillicothe Telephone follows the accounting and reporting requirements of SFAS No. 71. As of December 31, 2002, the Company has recorded regulatory assets and liabilities of approximately $63,000 and
$321,000, respectively. As of December 31, 2001, regulatory assets and liabilities were approximately $331,000 and $303,000, respectively.

DEPRECIATION

     Chillicothe Telephone provides for depreciation under the straight-line method using rates based on the estimated service lives of the various classes of property. Horizon PCS, Services and Horizon Technology provide for depreciation and amortization under the straight-line method based on the estimated service lives of the various classes of property. Estimated useful lives are as follows:

                                                           YEARS
                                                           -----
         Network assets..................................   5-15
         Switching equipment.............................    5-8
         Computer and telecommunications equipment.......    3-5
         Furniture, vehicles and office equipment........    3-5

     Amounts included as depreciation expense that relate to cost of services were approximately $41,167,000, $19,803,000 and $10,100,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     In 2001, the Public Utilities Commission of Ohio ("PUCO") approved Chillicothe Telephone's application to increase annual depreciation rates and to amortize an estimated depreciation reserve deficiency of approximately $1,029,000 over a five-year period beginning January 1, 2001. Amortization and recovery of the depreciation reserve deficiency was approximately $206,000 for both 2002 and 2001.

     In 1998, Chillicothe Telephone retired its 1210 digital switch upon completion of the conversion to a new EWSD digital switch. The PUCO approved the Company's application to amortize the remaining undepreciated cost of the 1210 digital switch of approximately $1,344,000 over a five-year period beginning April 1, 1998. Amortization and recovery of the switch was approximately $268,000 in both 2002 and 2001, and $269,000 in 2000. The remaining unamortized balance was approximately $63,000 and $330,000 as of December 31, 2002 and 2001, respectively, and is included in other assets on the accompanying consolidated balance sheets.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEBT ISSUANCE COSTS

     In connection with the issuance of long-term debt (Note 12), the Company has incurred approximately $24,441,000 in deferred financing costs through December 31, 2002, including approximately $2,570,000 during 2002. These debt issuance costs are amortized using the effective interest method over the term of the underlying obligation, ranging from eight to ten years. For the years ended December 31, 2002, 2001 and 2000, approximately $2,789,000, $1,139,000 and
$726,000 of amortization of debt issuance costs was included in interest expense.

GOODWILL

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and other intangible assets" (Note 6). Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over a 20 year period. Under SFAS No. 142, the Company ceased amortization of goodwill and conducted an impairment test of the goodwill balance. As of January 1, 2002, the goodwill balance was deemed not to be impaired. However, the December 31, 2002 goodwill balance was deemed impaired and was written off during the fourth quarter of 2002. See Note 6 for further details on the impairment of goodwill.

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

     Goodwill and intangible assets not subject to amortization are tested annually for impairment. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value (Note 6).

     During 2002, Horizon PCS launched switches in Tennessee and Pennsylvania and disconnected some switching equipment in Chillicothe, Ohio. As a result, approximately $6.2 million of switching equipment is considered an impaired asset as defined by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, depreciation and amortization expense for the year ended December 31, 2002, includes approximately $3.5 million related to accelerated depreciation on the impaired asset. The total amount of depreciation recorded to date on this equipment is approximately $5.8 million. The residual book value of $400,000 approximates fair market value at December 31, 2002, based on quoted market prices and is included in other assets in the accompanying balance sheet.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments to reduce interest rate risk and not for trading or speculative purposes. Interest rate swap agreements are used to hedge the exposure of the variable interest rates of certain notes payable and are designed as cash flow hedges. The interest rate swap agreements involve the periodic exchange of payments without the exchange of the notional amount upon which the payments are based. The related amount payable to or receivable from counter-parties is included as an adjustment to accrued interest. The carrying amount of the interest swap agreements is included in accrued liabilities, with the changes in carrying amounts recorded as an adjustment to other comprehensive income, a component of retained deficit. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

REVENUE RECOGNITION

     Horizon PCS records equipment revenue from the sale of handsets and accessories to subscribers in its retail stores and to local distributors in its territories upon delivery. The Company does not record equipment revenue on handsets and accessories purchased from or sold by national third-party retailers or directly from Sprint by subscribers in its territory. After the handset has been purchased, the subscriber purchases a service package, revenue from which is recognized monthly as service is provided and is included in subscriber revenue, net of credits related to the billed revenue. The Company believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to subscribers. For industry competitive reasons, the Company sells wireless handsets at a loss. Because such arrangements do not require a customer to subscribe to the Company's wireless services and because the Company sells wireless handsets to existing customers at a loss, the Company accounts for these transactions separately from agreements to provide customers wireless service.

     Horizon PCS' accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense is deferred and will be recorded over the average life for those customers (30 months) that are assessed an activation fee. The Company recognized approximately $2,992,000, $695,000 and $47,000 of both activation fee revenue and customer activation expense during 2002, 2001 and 2000, respectively, and had deferred approximately $6,093,000 and $3,809,000 of activation fee revenue and direct customer activation expense at December 31, 2002 and 2001, respectively.

     A management fee of 8% of collected PCS revenues from Sprint PCS subscribers based in Horizon PCS' territory, is accrued as services are provided and remitted to Sprint PCS and recorded as general and administrative expense. Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees, and roaming services provided to Sprint PCS customers who are not based in Horizon PCS' territory are not subject to the 8% affiliation fee. Expense related to the management fees charged under the agreement was approximately $12,027,000, $5,923,000 and $1,302,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

     The landline telephone services operating segment consists of basic local and long-distance toll, network access services and other telephone service revenue. All revenue is recognized monthly as service is provided.

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Chillicothe  Telephone  is  an  independent  local  exchange  carrier  that provides local telephone service within ten local exchanges. Chillicothe Telephone follows an access charge system as ordered by the Federal Communications Commission ("FCC") and PUCO in 1984. The access charge methodology provides a means whereby local exchange carriers, including Chillicothe Telephone, provide their customers access to the facilities of the long-distance carriers and charge long-distance carriers for interconnection to local facilities.

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

MINORITY INTEREST

     As part of the acquisition of Bright Personal Communication Services, LLC ("Bright PCS") (Note 5), the former members of Bright PCS have approximately an 8% ownership in Horizon PCS. The Company accounts for this ownership by recording the portion of net income (loss) attributable to the minority shareholders (a loss of $983,883 and $2,301,344 during 2001 and 2000, respectively) as minority interest in earnings (loss) in the accompanying consolidated statements of operations. The minority interest's share in the Company's losses during 2001 reduced the minority interest's accounting basis to zero. There will be no further allocations to minority interest until such time as Horizon PCS becomes profitable and any unallocated losses to minority interest are offset with income in future periods.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

     Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled approximately $11,851,000, $10,780,000 and $4,645,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

STOCK-BASED COMPENSATION

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.


                                                                2002               2001              2000
                                                         ---------------     ---------------  ---------------
      Net Loss
        As reported....................................  $ (186,100,403)     $ (118,820,602)  $  (44,673,246)
      Add: Stock-based employee compensation expense
      included in reported net loss....................         412,889           1,149,179          852,718
      Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards...................................      (1,175,131)         (1,813,939)      (1,586,635)
                                                         ---------------     --------------   --------------
        Pro forma net loss.............................    (186,862,645)       (119,485,362)     (45,407,163)
                                                         ===============     ===============  ===============
      Basic and diluted loss per share
        As reported....................................  $      (513.48)            (329.59)  $      (129.03)
        Pro forma......................................         (515.58)            (331.44)         (131.14)
                                                         ===============     ===============  ===============


     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 148 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter-party's performance is complete or the date on which it is probable that performance will occur.

SITE BONUSES

     Horizon PCS has received approximately $8,000,000 (of which, approximately $740,000 was received in 2001) for site bonuses from SBA, which constructs towers leased by Horizon PCS. The Company defers and amortizes the site bonuses over the life of the respective lease. During 2002, 2001 and 2000, Horizon PCS recorded approximately $941,000, $916,000 and $320,000, respectively, as a reduction to lease expense.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     Other financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable from subscribers. Management believes the risk is limited due to the number of customers comprising the Company's customer base and its geographic diversity.

     A significant amount of Horizon PCS' financial transactions result from its relationship with Sprint. Additionally, Sprint holds approximately four to eleven days of Horizon PCS' subscriber lockbox receipts prior to remitting those receipts to the Horizon PCS weekly. The Company does not record these cash receipts until Sprint recruits them.

NET LOSS PER SHARE

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share" and SAB No. 98. Basic and diluted loss per share before extraordinary item is computed by dividing loss before extraordinary item, for each period, by the weighted-average outstanding common shares. Basic and diluted net loss per share is computed by dividing net loss, for each period, by the weighted-average outstanding common shares. No conversion of common stock equivalents (options, warrants or convertible securities) has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. There are three items that could potentially dilute basic earnings per share in the future. These items include the common stock options (Note 19), the stock purchase warrants (Note 18) and the convertible preferred stock (Note 16). These items will be included in the diluted earnings per share calculation when dilutive.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002, but continues to account for stock compensation costs in accordance with APB Opinion No. 25 (Note 19).

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company will adopt SFAS 146 on January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishments of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company will adopt SFAS No. 145 on January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company will adopt this statement on January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 2002 presentation.

UNION REPRESENTATION

     At December 31, 2002, Horizon Telcom had approximately 15% of its work force represented by a union. The current union contract is due to expire in the fourth quarter of 2003. The company considers relations with all its employees to be good.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 3 - WIRELESS PERSONAL COMMUNICATIONS SERVICES

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

     During 1998, the Company elected to return all of the spectrum from four licenses and half of the spectrum from the fifth license. In connection with the return of the spectrum, the Company entered into management agreements with Sprint PCS, the PCS group of Sprint Corporation, during 1998. These agreements provide the Company with the exclusive right to build, own and manage a wireless voice and data services network in certain markets located in Ohio, West Virginia, Kentucky, Virginia, Tennessee and Maryland under the Sprint PCS brand. Horizon PCS is required to build-out the wireless network according to Sprint PCS specifications. The term of the agreements is 20 years with three successive 10-year renewal periods unless terminated by either party under provisions outlined in the management agreements. The management agreements commenced in June 1998, but payments of the management fee did not commence until Horizon PCS converted to a fully branded Sprint PCS affiliate in October 1999. The management agreements included indemnification clauses between the Company and Sprint PCS to indemnify each party against claims arising from violations of laws or the management agreements, other than liabilities resulting from negligence or willful misconduct of the party seeking to be indemnified.

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 3 - WIRELESS PERSONAL COMMUNICATIONS SERVICES (CONTINUED)

     Horizon PCS must comply with Sprint PCS' program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs to the extent that Sprint PCS meets these requirements.

     A failure to meet the build-out requirements for any of Horizon PCS' markets, or to meet Sprint PCS' technical requirements, would constitute a breach of the Sprint PCS agreements that could lead to their termination if not cured within a cure period of 30 to 180 days, depending on the nature of the breach. If Sprint PCS terminates these agreements, Horizon PCS will no longer be able to offer Sprint PCS products and services. Additionally, Sprint PCS may purchase Horizon PCS' operating assets or capital stock for 72% of the "entire business value," as defined in the management agreements. As of December 31, 2002, Horizon PCS was in compliance with these requirements or has obtained appropriate waivers from Sprint PCS.

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 4 - SEGMENT INFORMATION (CONTINUED)

     The following table includes revenue, intercompany revenues, operating earnings (loss), depreciation and amortization expense and capital expenditures for the years ended December 31, 2002, 2001 and 2000, and assets as of December 31, 2002 and 2001, for each segment and reconciling items necessary to total to amounts reported in the financial statements:


                                                                             NET REVENUES
                                                      ----------------------------------------------------------
                                                             2002                2001                2000
                                                      -----------------    ----------------    -----------------
   Wireless personal communications services....       $   215,824,632     $   123,011,076     $     29,171,425
   Landline telephone services..................            40,225,377          39,784,709           37,596,053
   All other....................................             8,656,812           7,344,231            7,232,164
                                                      -----------------    ----------------    -----------------
     Total net revenue..........................       $   264,706,821     $   170,140,016     $     73,999,642
                                                      =================    ================    =================

                                                                         INTERCOMPANY REVENUES
                                                      ----------------------------------------------------------
                                                             2002                2001                2000
                                                      -----------------    ----------------    -----------------
   Wireless personal communications services....       $       212,969     $       292,628     $         22,514
   Landline telephone services..................             1,356,589           1,331,912              644,321
   All other....................................               474,679             165,615               15,261
                                                      -----------------    ----------------    -----------------
     Total intercompany revenue.................       $     2,044,237     $     1,790,155     $        682,096
                                                      =================    ================    =================

                                                                       OPERATING EARNINGS (LOSS)
                                                      ----------------------------------------------------------
                                                             2002                2001                2000
                                                      -----------------    ----------------    -----------------
   Wireless personal communications services....       $  (113,045,622)    $   (83,475,002)    $    (40,308,311)
   Landline telephone services..................            15,411,463          16,120,785           15,113,485
   All other....................................            (3,751,250)         (2,931,280)          (1,536,540)
   Unallocated administrative expenses..........           (11,351,804)        (12,404,389)         (10,411,557)
                                                      -----------------    ----------------    -----------------
     Total operating loss.......................       $  (112,737,213)    $   (82,689,886)    $    (37,142,923)
                                                      =================    ================    =================

                                                                     DEPRECIATION AND AMORTIZATION
                                                      ----------------------------------------------------------
                                                             2002                2001                2000
                                                      -----------------    ----------------    -----------------
   Wireless personal communications services....       $    40,271,034     $    18,518,948     $      6,134,458
   Landline telephone services..................             6,841,399           6,294,037            6,313,846
   All other....................................             2,190,778           1,335,579              609,283
                                                      -----------------    ----------------    -----------------
     Total depreciation and amortization........       $    49,303,211     $    26,148,564     $     13,057,587
                                                      =================    ================    =================

                                                                         CAPITAL EXPENDITURES
                                                      ----------------------------------------------------------
                                                             2002                2001                2000
                                                      -----------------    ----------------    -----------------
   Wireless personal communications services....       $    63,082,910     $   116,574,323     $     83,562,958
   Landline telephone services..................             7,442,794           9,364,038           11,202,539
   All other....................................             3,379,752           6,567,849            6,726,232
                                                      -----------------    ----------------    -----------------
     Total capital expenditures, net............       $    73,905,456     $   132,506,210     $    101,491,729
                                                      =================    ================    =================

                                                                      ASSETS
                                                      -------------------------------------
                                                             2002                2001
                                                      -----------------    ----------------
   Wireless personal communications services....       $   443,116,762     $   480,754,022
   Landline telephone services..................            83,258,131          90,951,437
   All other....................................            19,375,220           6,208,407
                                                      -----------------    ----------------
     Total assets...............................       $   545,750,113     $   577,913,866
                                                      =================    ================

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 4 - SEGMENT INFORMATION (CONTINUED)

     Net operating revenues by product and services were as follows for the years ended December 31:

                                                            2002                2001                2000
                                                      -----------------    ----------------    -----------------
   Wireless personal communications services:
     PCS subscriber revenues...................        $   152,196,485     $    77,365,343     $     17,702,302
     PCS roaming revenues......................             55,781,574          38,540,276            8,408,102
     PCS equipment sales.......................              7,846,573           7,105,457            3,061,021
                                                      -----------------    ----------------    -----------------
      Total wireless personal communications
        services...............................            215,824,632         123,011,076           29,171,425
                                                      -----------------    ----------------    -----------------

   Landline telephone services:
     Basic local service.......................        $    14,483,197     $    14,510,003     $     14,413,686
     Long-distance toll........................              1,153,767           1,476,034            2,512,901
     Network access services...................             21,523,193          20,198,336           17,275,754
     Other related telephone services..........              3,065,220           3,600,336            3,393,712
                                                      -----------------    ----------------    -----------------
      Total landline telephone services........             40,225,377          39,784,709           37,596,053
                                                      -----------------    ----------------    -----------------

   Other:
     Internet access services..................              3,113,522           3,130,885            3,625,452
     Equipment systems sales...................              1,259,455           1,393,413            1,503,094
     Other miscellaneous revenues..............              4,283,835           2,819,933            2,103,618
                                                      -----------------    ----------------    -----------------
      Total other..............................              8,656,812           7,344,231            7,232,164
                                                      -----------------    ----------------    -----------------
      Total operating revenues.................        $   264,706,821     $   170,140,016     $     73,999,642
                                                      =================    ================    =================

NOTE 5 - ACQUISITIONS

     During 1999, Horizon PCS entered into a joint venture agreement through the purchase of 25.6% of Bright Personal Communications Services, LLC ("Bright PCS"). The investment was accounted for under the equity method. The joint venture was established in October 1999 to provide wireless personal communications services in Ohio, Indiana and Michigan.

     On June 27, 2000, Horizon PCS acquired the remaining 74.4% of Bright PCS in exchange for approximately 8% of Horizon PCS' class B common stock (4,678,800 shares valued at approximately $34,000,000) and approximately 40% of the Horizon Telcom, Inc. common stock owned by Horizon PCS (31,912 shares valued at approximately $15,300,000) (Note 17). This acquisition was treated as a purchase for accounting purposes. The consolidated statements of operations include the results of Bright PCS from June 28, 2000.

     In conjunction with this transaction, Horizon PCS also acquired the Bright PCS management agreement with Sprint PCS and, with it, the right to operate using Sprint PCS licenses in the Bright PCS markets. Horizon PCS has recognized an intangible asset totaling $33,000,000 related to this licensing agreement which is being amortized over 20 years, the initial term of the underlying management agreement. Amortization commenced in June 2000.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 5 - ACQUISITIONS (CONTINUED)

     The purchase price exceeded the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill was being amortized on a straight-line basis over 20 years. Amortization commenced in June 2000. Amortization expense for the years ended December 31, 2001 and 2000, was $389,000 and $198,000, respectively. Accumulated amortization of goodwill was approximately $587,000 at December 31, 2002. The Company adopted SFAS No. 142 on January 1, 2002. As a result of the adoption, goodwill amortization ceased as of December 31, 2001, and the Company is now required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indicators arise). On December 31, 2002 the Company completed its annual impairment test of goodwill and recorded an impairment charge for the full amount of unamortized goodwill as a result of this acquisition. As required by SFAS 109, goodwill should be increased for the deferred taxes arising from assets recorded in excess of their tax basis for an acquisition. This amounted to $6,031,000 for this acquisition and accordingly the goodwill impairment of $13,232,180 included such amounts.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

     During 1999, the Company entered into a joint venture agreement through the purchase of 25.6% of Bright PCS. On June 27, 2000, the Company acquired the remaining 74.4% of Bright PCS. The total purchase price was approximately $49,300,000 and was treated as a purchase method acquisition for accounting purposes. The purchase price exceeded the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill was amortized on a straight-line basis over 20 years until December 31, 2001.

     The Company adopted SFAS No. 142 on January 1, 2002. As a result of the adoption, goodwill amortization ceased as of December 31, 2001, and the Company was required to complete an impairment test on its remaining goodwill balance as of the date of adoption. The Company completed the first step required by SFAS No. 142 and determined the goodwill remaining at January 1, 2002, was not impaired.

     On December 31, 2002, Horizon PCS performed the annual valuation assessment of goodwill. This valuation determined that the carrying amount of the goodwill exceeded the fair value of the assets. As a result the Company recorded goodwill impairment of $13,222,180, related to the impairment of goodwill and impact of acquisition-related deferred taxes. The impairment eliminated the entire balance of goodwill as of December 31, 2002. Fair value was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

     The following pro forma disclosure reconciles net loss available to common stockholders, as presented on the accompanying consolidated statements of operations, excluding the effect of goodwill amortization:

                                                                           YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------
                                                                 2002               2001               2000
                                                          ----------------  ------------------  -----------------
Reported net loss..................................       $  (186,100,403)  $    (118,820,602)  $   (44,673,246)
Goodwill amortization..............................                    --             388,887           197,685
                                                          ----------------  ------------------  -----------------
    Adjusted net loss..............................          (186,100,403)       (118,431,715)      (44,475,561)

Basic and diluted net loss per share...............               (513.48)            (329.59)          (129.03)
Goodwill amortization..............................                    --                1.08              0.57
                                                          ----------------  ------------------  -----------------
    Adjusted basic and diluted net loss per share..               (513.48)            (328.51)          (128.46)

    In conjunction with the acquisition discussed in Note 5, the Company recognized an intangible asset totaling approximately $33,000,000 related to the licensing agreement which will be amortized on a straight line basis over 20 years, the initial term of the underlying management agreement. In addition, the Company agreed to grant Sprint warrants to acquire shares of common stock in exchange for the right to service additional PCS markets. These warrants were recorded as an intangible asset of approximately $13,356,000 (Note 18) and are being amortized on a straight line basis over approximately 18 years. The breakout of these intangible assets is detailed below:

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 6 - GOODWILL AND INTANGIBLE ASSETS (CONTINUED)


                                                           SPRINT  LICENSES                    SPRINT WARRANTS
                                                 ----------------------------------  -------------------------------
                                                       2002              2001              2002             2001
                                                 ----------------  ----------------  ---------------  --------------
Gross intangible value....................        $  33,000,000    $  33,000,000      $ 13,355,647     $ 13,355,647
Amortized expense recognized..............           (1,706,897)      (1,706,897)         (752,436)        (752,436)
Beginning accumulated amortization........           (2,574,569)        (867,672)         (940,544)        (188,108)
                                                  --------------   ---------------    ---------------  -------------
  Net intangible value....................        $  28,718,534    $  30,425,431      $ 11,662,667     $ 12,415,103
                                                  ===============  ===============    ===============  =============

     Estimated amortization expense for the next five years is approximately $2,459,000 each year.

NOTE 7 - INVESTMENTS

     The Company holds 93,000 shares of common stock in Verisign, Inc., as marketable equity securities classified as available-for-sale at December 31, 2002. The fair value of the shares at December 31, 2002 and 2001, was $745,860 and $3,537,720, respectively. The cost of the investment was $250,000. An unrecognized loss of $1,842,627, net of tax of $949,232, has been recorded in other comprehensive income at December 31, 2002, offsetting an unrecognized gain of $2,169,895 (net of related tax of $1,117,825) recorded for the year ended December 31, 2001.

     As part of the term loan facility for the construction of the personal communications network (Note 12), Horizon PCS was required to purchase Rural Telephone Finance Cooperative's (RTFC, the lender) subordinated capital certificates with each draw on the loan. The balance of these certificates at December 31, 2000, was approximately $2,896,000. The certificates were redeemed in March 2001 for approximately $2,896,000 with no recognized gain or loss on the redemption.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 8- ACCOUNTS RECEIVABLE ALLOWANCE

     Estimates are used in determining our allowance for doubtful accounts receivable, which is based on a percentage of our accounts receivable by aging category. The percentage is derived by considering our historical collections and write-off experience, current aging of our accounts receivable and credit quality trends, as well as Sprint's credit policy. The breakout of the activity recorded to the allowance for accounts receivable is detailed below:

                                              BALANCE AT
                                             BEGINNING OF       CHARGED TO        DEDUCTIONS       BALANCE AT
               DESCRIPTION                      PERIOD            EXPENSE             (1)          END OF PERIOD
----------------------------------------     --------------    --------------    --------------    --------------
                                                                   (dollars in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  RECEIVABLE-SUBSCRIBERS
Year Ended December 31, 2000............     $         911     $       1,891     $      (1,001)    $        1,801
                                             ==============    ==============    ==============    ==============

Year Ended December 31, 2001............     $       1,801     $       6,936     $      (6,075)    $        2,662
                                             ==============    ==============    ==============    ==============

Year Ended December 31, 2002............     $       2,662     $      15,544     $     (15,552)    $        2,654
                                             ==============    ==============    ==============    ==============

ALLOWANCE FOR DOUBTFUL ACCOUNTS
  RECEIVABLE-INTEREXCHANGE CARRIERS
  AND OTHER
Year Ended December 31, 2000............     $          67     $          25     $          (2)    $           90
                                             ==============    ==============    ==============    ==============

Year Ended December 31, 2001............     $          90     $         408     $         (20)    $          478
                                             ==============    ==============    ==============    ==============

Year Ended December 31, 2002............     $         478     $         533     $        (797)    $          214
                                             ==============    ==============    ==============    ==============
-----------------

(1) Represents amounts written off during the period, less recoveries of amounts previously written off.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at December 31:

                                                                   2002             2001
                                                             ---------------  ---------------
     Network assets......................................... $   293,825,031  $   220,849,771
     Switching equipment....................................      63,294,413       35,253,986
     Land and buildings.....................................      15,856,491       15,223,363
     Computer and telecommunications equipment..............      13,369,767       14,292,341
     Furniture, vehicles and office equipment...............      12,518,760       12,477,119
                                                             ---------------  ---------------
       Property, plant and equipment in-service, at cost....     398,864,462      298,096,580
     Accumulated depreciation...............................     (99,376,895)     (68,604,457)
                                                             ---------------  ---------------
          Property, plant and equipment in-service, net.....     299,487,567      229,492,123
     Construction work in progress..........................      16,433,540       59,785,097
                                                             ---------------  ---------------
               Total property, plant and equipment, net..... $   315,921,107  $   289,277,220
                                                             ===============  ===============

     During 2002 and 2001, Horizon PCS retired certain network assets and replaced them with equipment required to upgrade the network. As a result of these retirements, the Company recorded a loss on disposal of $631,417 and $1,296,834, respectively.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 10 - SPRINT AGREEMENTS

     Under the Sprint Agreements, Sprint provides the Company significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint's and Sprint's network partners' PCS wireless subscribers incur minutes of use in the Company's territories and when the Company's subscribers incur minutes of use in Sprint and other Sprint network partners' PCS territories. These transactions are recorded in roaming revenue, cost of service, cost of equipment and selling and marketing expense captions in the accompanying consolidated statements of operations. Cost of service and roaming transactions include, long distance charges, roaming expense and the costs of services such as billing, collections, and customer service and other pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint Agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint's national distribution program. The 8% management fee is included in general and administrative. Amounts recorded relating to the Sprint Agreements for the years ended December 31, 2002, are approximately as follows:

           TOTAL REVENUES AND EXPENSES PROVIDED BY
                       SPRINT AGREEMENTS                           2002
     ------------------------------------------------------- ---------------
     Roaming revenue....................................     $    51,688,000
                                                             ===============

     Cost of Service:
     Roaming.............................................    $    40,883,000
     Billing and customer care...........................         20,587,000
     Long distance.......................................         10,470,000
                                                             ---------------
       Total cost of service..............................        71,940,000
     Selling and marketing................................         2,566,000
     General and administrative:
     Management fee......................................         12,027,000
                                                             ---------------
       Total expense.....................................    $    86,533,000
                                                             ===============

     The Sprint Agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all material respects with these requirements at December 31, 2002.

NOTE 11 - LINES OF CREDIT

     On December 15, 2002, Chillicothe Telephone entered into an agreement with Huntington National Bank for a line of credit that provides maximum borrowings of $15,000,000, payable on demand. Interest accrues on the outstanding balance at a fluctuating rate tied to LIBOR and is due and payable monthly. At December 31, 2002, the interest rate on the line of credit was 2.92%. As of December 31, 2002, Chillicothe Telephone had not used this line of credit. The line of credit contains several covenants requiring minimum tangible net worth, a fixed charge coverage ratio, a funded debt to consolidated total capitalization ratio and an interest coverage ratio. As of December 31, 2002, Chillicothe Telephone was in compliance with these covenants.

     During 2000, Chillicothe Telephone entered into an agreement with Huntington National Bank for a line of credit that provides maximum borrowings of $15,000,000, payable on demand. On March 16, 2001, Chillicothe Telephone increased this line of credit to $30,000,000. On August 14, 2002, this line of credit expired when it was repaid in full with proceeds from the $30,000,000, 6.64% senior notes (Note 12).

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 11 - LINES OF CREDIT (CONTINUED)

     On September 26, 2000, the Company entered into a $95,000,000 line of credit that expires on September 30, 2008, as part of its senior secured credit facility agreement (Note 12). As of December 31, 2002, the Company had not borrowed on this line of credit.

     As discussed in Note 12 below, Horizon PCS did not meet the covenant for earnings before interest, taxes, depreciation and amortization for the first quarter of 2002. Horizon PCS obtained a waiver of non-compliance and entered into an amendment of the secured credit facility. This amendment restricted the maximum amount available to be borrowed for certain periods (Note 15).

NOTE 12 - LONG-TERM DEBT

     The components of long-term debt outstanding are as follows:


                                                      INTEREST RATE AT       DECEMBER 31,     DECEMBER, 31,
                                                      DECEMBER 31, 2002          2002            2001
                                                      ------------------  ---------------- ----------------
          Horizon PCS:
          Discount notes...........................     14.00%            $ 295,000,000    $  295,000,000
          Senior notes.............................     13.75%              175,000,000       175,000,000
          Secured credit facility-term loan A......      5.40%              105,000,000                --
          Secured credit facility-term loan B......      6.33%               50,000,000        50,000,000
        Chillicothe Telephone:
          2002 Senior Notes........................      6.64%               30,000,000                --
          1998 Senior Notes........................      6.72%               12,000,000        12,000,000
          1993 Senior Notes........................      6.72%                       --         8,000,000
                                                                         ---------------    --------------
             Long-term debt, par value.............                         667,000,000       540,000,000
          Less: Unaccreted interest portion of
               Horizon PCS discount notes..........                        (108,715,651)     (135,944,357)
          Less: Current maturities.................                                  --        (2,000,000)
                                                                         ---------------   ---------------
               Total long-term debt................                         558,284,349       402,055,643


     On December 7, 2001, Horizon PCS received $175,000,000 from the issuance of unsecured senior notes (the "senior notes") due on June 15, 2011. Interest is paid semi-annually on June 15 and December 15 at an annual rate of 13.75%, with interest payments commencing June 15, 2002. Approximately $48,660,000 of the offering's proceeds was placed in an escrow account to fund the first four semi-annual interest payments. The senior notes may be redeemed at Horizon PCS' election on or after December 15, 2006, at redemption prices defined in the senior note agreement. Additionally, on or before December 15, 2004, Horizon PCS may redeem up to 35% of the aggregate principal amount of the senior notes originally issued at a redemption price of 113.75%, plus accrued and unpaid interest to the date of redemption with the proceeds of certain equity offerings as long as 65% of the aggregate principal amount originally issued remains outstanding after that redemption.

     On September 26, 2000, Horizon PCS received $149,680,050 from the issuance of $295,000,000 of unsecured senior discount notes due on October 1, 2010 (the "discount notes"). The discount notes accrete in value until October 1, 2005, at a rate of 14% compounded semi-annually. Cash interest on the notes will become payable on April 1 and October 1 of each year, beginning on April 1, 2006. The discount notes may be redeemed at Horizon PCS' election on or after October 1, 2005, at redemption prices defined in the discount note agreement. Additionally, on or before October 1, 2003, Horizon PCS may redeem up to 35% of the aggregate principal amount of the discount notes originally issued at a redemption price of 114%, plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings as long as 65% of the aggregate principal amount originally issued remains outstanding after that redemption. The discount notes include warrants to purchase 3,805,500 shares of Horizon PCS' class A common stock at $5.88 per share. The warrants represent the right to purchase an aggregate of approximately 4.0% of the issued and outstanding common stock of Horizon PCS on a

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 12 - LONG-TERM DEBT (CONTINUED)

     fully diluted basis, assuming the exercise of all outstanding options and warrants to purchase common stock and the conversion of the convertible preferred stock into shares of Horizon PCS' class A common stock (Note 16). The proceeds from the issuance of the discount notes was allocated to long-term debt and the value of the warrants ($20,245,000 or $5.32 per share) was allocated to additional paid-in capital. The fair value of the warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0.0%, a risk-free interest rate of 6.5%, expected life of 10 years (equal to the term of the warrants) and a volatility of 95%.

     On September 26, 2000, and concurrent with the issuance of the convertible preferred stock (Note 16) and the discount notes described above, Horizon PCS entered into a senior secured credit facility (the "secured credit facility") with a financial institution to provide an aggregate commitment, subject to certain conditions, of up to $250,000,000 (including a $95,000,000 line of credit described in Note 11, a $50,000,000 term note and a $105,000,000 term note) expiring on September 30, 2008. The secured credit facility bears interest at various floating rates, which approximate one to six month LIBOR rates plus 400 to 450 basis points. The secured credit facility is collateralized by a perfected security interest in substantially all of Horizon PCS' tangible and intangible current and future assets, including an assignment of Horizon PCS' affiliation agreements with Sprint PCS and a pledge of all of the capital stock of Horizon PCS and its subsidiaries. At December 31, 2002, the outstanding balance on the secured credit facility was $155,000,000. Horizon PCS pays a commitment fee of 1.375% on the unused portion of the $250,000,000 note. Amounts recorded relating to this commitment fee expense for the year ended December 31, 2002, are as follows:

                                                                    2002
                                                              ---------------
          Secured credit facility - term loan A.........      $       325,000
          Line of credit................................            1,324,000
                                                              ---------------
              Total commitment fee expense..............      $     1,649,000
                                                              ===============

     The senior notes, discount notes and secured credit facility contain various financial covenants. Among other restrictions, the most restrictive covenants relate to maximum capital expenditures, minimum EBITDA ("earnings before interest, taxes, depreciation and amortization") requirements, maximum financial leverage ratios and minimum revenues. There are also limitations on restricted payments, asset sales, additional debt issuance and equity issuance. In June 2001, December 2001 and June 2002, Horizon PCS amended its secured credit facility with the bank group. These modifications amended and restated certain financial covenants.

     In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64% senior notes ("2002 Senior Notes") due in full July 1, 2012. The proceeds of the offering were used to retire both the short-term line of credit with Huntington National Bank and the non-current portion of Chillicothe Telephone's 1993 Senior Notes ("1993 Senior Notes"). The 1993 Senior Notes were issued in November 1993
- $6,000,000 and $4,000,000 to insurance companies. The 1993 Senior Notes were set to make annual principle payments of $2,000,000, which began in 2001 and were to continue through 2005. The current portion of the 1993 Senior Notes was repaid on November 1, 2002. The remaining funds were used for general corporate purposes.

     On November 12, 2002, Chillicothe Telephone amended and restated its 1998 $12,000,000 senior notes due 2018. The interest rate on the amended notes is 6.72%, an increase of 10 basis points, with the same maturity date as the 1998 Senior Notes. Chillicothe Telephone refinanced its 1998 Senior Notes in order to align the debt covenants of those notes with the covenants of the 2002 Senior Notes, which are less restrictive then the covenants of the original 1998 Senior Notes. Annual principal payments of $1,200,000 begin in 2009 and continue until 2018. The interest rate on the outstanding balance at December 31, 2002, was 6.72%.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 12 - LONG-TERM DEBT (CONTINUED)

     The 2002 and 1998 Senior Notes contain various financial covenants, the most restrictive covenants being the minimum net worth requirement, the limitation of funded debt requirement and the restricted intercompany payments and investment requirements. As of December 31, 2002, Chillicothe Telephone was in compliance with such covenants.

     Scheduled maturities of long-term debt outstanding at December 31, 2002, are as follows:

                 YEAR                                      AMOUNT
                                                      --------------
        2003.......................................              --
        2004.......................................   $   8,250,000
        2005.......................................      20,187,500
        2006.......................................      26,750,000
        2007.......................................      28,062,500
        Thereafter.................................     583,750,000
                                                      --------------
          Total maturities of long-term debt.......     667,000,000
        Less: current maturities...................              --
        Less: Unaccreted interest portion of
          long-term debt...........................    (108,715,651)
                                                      --------------
            Total long-term debt...................   $ 558,284,349
                                                      ==============

     As of December 31, 2002, Horizon PCS had $95.0 million committed under the Company's secured credit facility in the form of a line of credit at a variable interest rate equal to the London Interbank Offered Rate ("LIBOR") plus 400 basis points (Notes 11 and 15).

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. The Company did not meet the covenant for earnings before interest, taxes, depreciation and amortization ("EBITDA") for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for that quarter, the Company incurred additional expenses to add those customers. Although the Company ultimately benefits from the revenues generated by new subscribers, the Company incurs one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect EBITDA in the short-term during the period of the addition of new subscribers, which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

     On June 27, 2002, the Company obtained a waiver of the non-compliance with the EBITDA covenant for the first quarter of 2002 and entered into an amendment of the secured credit facility. The amended facility primarily adjusts certain financial covenants and increases the margin on the base interest rate by 25 basis points, while also providing for the payment of fees to the banking group, an increase in post-default interest rates, a new financial covenant regarding minimum available cash, additional prepayment requirements, restrictions on the Company's borrowings committed under the remaining $95.0 million revolving credit facility and deposit requirements on the use of the $105.0 million borrowed under the secured credit facility in March 2002 (Note 15).

     As of December 31, 2002, Horizon PCS was in compliance with the amended covenants under each agreement, therefore, debt was classified as long-term. However as described in Note 1, Horizon PCS believes it is probable that it will violate one or more of its covenants during 2003. If Horizon PCS violates a covenant, is declared to be in default of the credit agreement, and does not cure the default, then the debt will be reclassified to current liabilities.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 13 - INCOME TAXES

     The Company's Federal income tax expense (benefit) consists of the following for the years ended December 31:

                                                             2002              2001             2000
                                                       ----------------  ---------------- ----------------
   Current........................................      $   (2,126,867)   $    1,433,572   $     (564,155)
   Deferred.......................................           3,316,349           405,121         (261,786)
   Investment tax credit..........................             (29,290)          (55,527)         (69,635)
                                                       ----------------  ---------------- ----------------
     Income tax expense (benefit) before
       extraordinary item.........................           1,160,192         1,783,166         (895,576)

   Extraordinary loss:
     Current payable..............................                  --                --         (261,863)
                                                       ----------------  ---------------- ----------------
         Total tax expense (benefit)..............     $     1,160,192   $     1,783,166  $    (1,157,439)
                                                       ================  ================ ================

     The income tax expense from continuing operations varies from the statutory rate as follows for the years ended December 31:

                                                              2002               2001              2000
                                                       ----------------  ---------------- ----------------
   Tax at statutory rate applied to pretax book loss    $  (62,879,672)  $ (40,127,248)   $  (16,110,507)
   Increase (decrease) in tax from:
     Investment tax credit..........................           (29,290)        (55,527)          (69,635)
     Change in valuation allowance..................        53,399,909      37,163,536         2,385,097
     Goodwill impairment............................         4,495,519              --                --
     Non-deductible goodwill amortization...........                --         444,227           302,968
     Tax on interest on warrants....................                --         695,627           177,210
     Non-deductible interest........................         2,221,649              --                --
     Stock option compensation......................                --         241,044           171,571
     Tax on excess loss account.....................                --              --        11,463,395
     Non-deductible subsidiary dividend.............         3,997,126       3,716,150           945,896
     Other, net.....................................           (45,049)       (294,643)         (161,571)
                                                       ----------------  ---------------- ----------------
       Total tax expense (benefit)..................    $    1,160,192    $  1,783,166     $    (895,576)
                                                       ================  ================ ================

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 13 - INCOME TAXES (CONTINUED)

     Deferred income taxes result from temporary differences between the financial reporting and tax basis amounts of existing assets and liabilities. The source of these differences and tax effect of each are as follows at December 31:

                                                             2002              2001
                                                       ----------------  ----------------
         Deferred income tax assets:
           Uncollectible accounts..................    $       879,910   $     1,030,600
           Accrued vacation........................            627,803           472,708
           Pensions and other retirement benefits..          2,409,408         1,106,912
           Net operating loss carryforward.........         99,465,755        36,089,387
           Deferred gain on sale of fixed assets...            932,068         1,274,886
           Deferred income.........................          1,716,405         2,285,961
           Interest expense........................         14,690,303         9,523,013
           Unrealized loss on hedging activity.....            210,607           284,869
           Other...................................          3,222,002                --
                                                       ----------------  ----------------
             Total deferred income tax assets......        124,154,261        52,068,336
                                                       ----------------  ----------------

         Deferred income tax liabilities:
           Property and equipment..................        (32,251,907)      (14,498,936)
           Unrealized gain on securities...........           (168,593)       (1,117,825)
           Sprint PCS Licenses.....................         (6,273,286)               --
           Other...................................         (5,355,002)       (1,496,497)
                                                       ----------------  ----------------
             Total deferred income tax liabilities.        (44,048,788)      (17,113,258)
                                                       ----------------  ----------------

               Deferred income taxes, net..........         80,105,473        34,955,078
               Less: valuation allowance...........        (95,339,882)      (39,587,235)
                                                       ----------------  ----------------

                 Total deferred income taxes, net..    $   (15,234,409)  $    (4,632,157)
                                                       ================  ================

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

     In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some or all of the assets will not be realized. Management considers, among other things, the scheduled reversal of deferred tax assets and liabilities and estimates of future taxable income in making this assessment. The Company has provided a valuation allowance of $95,339,882 and $39,587,235 as of December 31, 2002 and 2001, respectively, against the deferred tax assets of Horizon PCS.

     Horizon PCS has generated net operating losses ("NOL") that may be used to offset future taxable income. Each year's NOL has a maximum carryforward period of twenty years. Horizon PCS' ability to use its NOL carryforwards is dependent on the future taxable income of Horizon PCS. At December 31, 2002, Horizon PCS has NOL carryforwards of approximately $293,000,000, expiring in 2021 thru 2022. The future tax benefit of these NOL carryforwards of approximately $99,000,000 has been recorded as a deferred tax asset. As a result of Horizon PCS' operating losses and its deconsolidation from the Horizon Telcom affiliated group for tax purposes, Horizon PCS does not expect to record future tax benefits of operating losses or other deferred tax assets until such time as its operations become profitable and, accordingly, has recognized valuation allowance of $95,339,882.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 13 - INCOME TAXES (CONTINUED)

     The Company's consolidated income tax benefit for the year ended December 31, 2000, was $1,157,439. This benefit was primarily a result of the Company's net loss offset by the recognition by Horizon PCS of an excess loss account on the tax deconsolidation from the Horizon Telcom affiliated group and valuation reserves established against deferred tax assets of Horizon PCS.

     In connection with Horizon PCS' acquisition of Bright PCS (Note 5), a tax of $3,696,000 was generated based on the excess of the fair value of the Company's stock over Horizon PCS' cost basis in the stock. The tax on the exchange of the stock was charged directly to equity and not recorded as income tax expense.

     Horizon PCS generated a tax of $4,256,818 on the stock dividend of 10% of the Horizon Telcom stock held by Horizon PCS. The tax on the stock dividend was charged directly to equity and not recorded as an income tax expense during 2000.

NOTE 14 - PENSION PLANS AND OTHER RETIREMENT BENEFITS

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

     In addition, the Company provides coverage of postretirement medical, prescription drug, telephone service and life insurance benefits to eligible retirees whose status at retirement from active employment qualifies for postretirement benefits. Coverage of postretirement benefits is also provided to totally and permanently disabled active employees whose status at disablement qualifies for postretirement benefits as a retiree from active employment. The Company also provides coverage of postretirement dental and vision benefits to certain enhanced retirees. No future retirees will receive coverage of postretirement dental and vision benefits. Certain eligible retirees are required to contribute toward the cost of coverage under the postretirement health care and telephone service plans. No contribution is required for coverage under the postretirement life insurance benefits plan.

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 14 - PENSION PLANS AND OTHER RETIREMENT BENEFITS (CONTINUED)

     The pension and postretirement plans discussed above are maintained by Horizon Telcom, Inc. Each subsidiary is charged for each plan based on its employee participation in the respective plans. The funding status of the consolidated plans as of December 31, 2002 and 2001, is as follows:


                                                              PENSION BENEFITS            OTHER BENEFITS
                                                         -------------------------- -------------------------
                                                             2002         2001          2002         2001
                                                         ------------ ------------- ------------ ------------
                                                                            (IN THOUSANDS)
   CHANGE IN BENEFIT OBLIGATION
   Benefit obligation, beginning of year.............    $    15,133  $     14,235  $    10,410  $     5,624
     Service cost....................................            477           390          584          359
     Interest cost...................................          1,077         1,044          651          609
     Actuarial loss..................................          1,325            34          977        4,111
     Benefits paid...................................           (715)         (570)        (328)        (293)
     Change in plan provisions.......................             --            --           --           --
                                                         ------------ ------------- ------------ ------------
   Benefit obligation, end of year...................         17,297        15,133       12,294       10,410


   CHANGE IN PLAN ASSETS
   Fair value of plan assets, beginning of year......         18,599        19,380           --           --
     Actual return on plan assets....................         (1,658)         (229)          --           --
     Employer contributions..........................             18            18          328          293
     Benefits paid...................................           (715)         (570)        (328)        (293)
                                                         ------------ ------------- ------------ ------------
   Fair value of plan assets, end of year............         16,244        18,599           --           --
                                                         ------------ ------------- ------------ ------------
   Funded status.....................................         (1,053)        3,466      (12,294)     (10,410)
     Unrecognized transition obligation..............            (35)          (35)       2,763        2,994
     Unrecognized prior service cost.................            950         1,043        1,942        2,154
     Unrecognized actuarial (gain) or loss...........          4,795           (20)         483         (494)
                                                         ------------ ------------- ------------ ------------
   Prepaid (accrued) benefit cost....................    $     4,657  $      4,454  $    (7,106) $    (5,756)
                                                         ------------ ------------- ------------ ------------


   WEIGHTED AVERAGE ASSUMPTION AT DECEMBER 31:
   Discount rate.....................................          6.75%         7.25%         6.50%        6.50%
   Expected return on plan assets....................          8.50%        10.00%           --           --
   Rate of compensation increase.....................          4.00%         4.00%           --           --


     The assumed medical benefit cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.0% in 2002, 8.0% in 2001, and 7.0% in 2000, declining gradually to 5.0% for all periods presented. For the over 65 retirees and their spouses, the assumed medical benefit cost trend rate was 10.0% in 2002, 7.0% in 2001 and 6.5% in 2000, declining gradually to 5.0% for all periods presented. The assumed dental and vision benefit cost trend rates used in measuring the accumulated postretirement benefit obligation were 5.8% in 2002, 6.0% in 2001, 2000, declining gradually to 5.0% for retirees and their spouses. The telephone service benefit cost trend rate for retirees and their spouses in 2002, 2001, and 2000 was estimated at 5.0% for all future years.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 14 - PENSION PLANS AND OTHER RETIREMENT BENEFITS (CONTINUED)

                                                      PENSION BENEFITS                  OTHER BENEFITS
                                              --------------------------------  -------------------------------
                                                 2002       2001       2000       2002       2001       2000
                                              ----------  ---------  ---------  ---------  ---------  ---------
                                                                       (IN THOUSANDS)
   COMPONENTS OF NET PERIODIC BENEFIT COST:
     Service cost.........................     $    476   $    390   $    343   $    584   $    359   $    163
     Interest cost........................        1,077      1,044      1,015        651        608        399
     Expected return on plan assets.......       (1,357)    (1,907)    (1,785)        --         --         --
     Amortization of transition obligation           --         --         --        230        230        230
     Amortization of prior service cost...           93         93         73        212        212         --
     Recognized net actuarial loss........            1        (22)       (50)        --       (100)      (128)
                                              ----------  ---------  ---------  ---------  ---------  ---------
       Net periodic benefit cost..........     $    290   $   (402)  $   (404)  $  1,677   $  1,309   $    664
                                              ==========  =========  =========  ========== =========  =========

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                      1-PERCENTAGE-     1-PERCENTAGE-
                                                                          POINT             POINT
                                                                        INCREASE          DECREASE
                                                                      -------------     -------------
                                                                               (IN THOUSANDS)
Effect on total of service and interest cost components.............    $       284       $     (222)
Effect on postretirement benefit obligation.........................          2,213           (1,844)


     Effective January 1, 2001, the Company merged all three defined contribution plans into a new defined contribution plan covering all eligible employees of the Company and its subsidiaries. The plan provides for participants to defer up to 19% of annual compensation, as defined under the plan, as contributions to the plan. The Company matches a participant's contribution based on the subsidiary that employs the participant. Horizon PCS matches 50% of each participant's salary deferral up to a maximum of 6% of a
participant's   compensation.   All  other   subsidiaries   match  25%  of  each
participant's salary deferral up to a maximum of 4% of a participant's compensation. The Company's contribution to this plan was approximately $486,000 for 2002 and $425,000 for 2001, and is included in general and administrative expenses in the consolidated statements of operations. Contributions under the prior defined contribution plans for 2000 was approximately $203,000.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

SPRINT 3G DEVELOPMENT FEES

     Recently, Sprint increased service fees in connection with its development of 3G-related back-office systems and platforms. Horizon PCS, along with other PCS affiliates of Sprint, is currently disputing the validity of Sprint's right to pass through this fee to the affiliates. If this dispute is resolved unfavorably to Horizon PCS, then Horizon PCS will incur additional expenses. As of December 31, 2002, Horizon PCS has not recorded or paid amounts billed by Sprint for 3G development costs of approximately $591,000.

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Horizon PCS also leases space for its retail stores. At December 31, 2002, Horizon PCS leased 43 of its 44 retail stores operating throughout its territories.

     Future minimum operating lease payments are as follows:

             YEAR                                            AMOUNT
             ----                                         -----------
             2003.......................................   18,646,000
             2004.......................................   16,799,000
             2005.......................................   13,571,000
             2006.......................................    8,419,000
             2007.......................................    3,440,000
             Thereafter.................................    7,027,000
                                                          -----------
             Future operating lease obligation..........  $67,902,000
                                                          ===========

     Rental expenses for all operating leases were approximately $18,625,000, $11,347,000 and $5,539,500 for the years ended December 31, 2002, 2001 and 2000, respectively.

LEGAL MATTERS

     The Company is party to legal claims arising in the normal course of business. Although the ultimate outcome of the claims cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material adverse impact on the Company's results of operations or financial condition.

     On July 3, 2002 the Federal Communications Commission (the "FCC") issued an order in Sprint v. AT&T for declaratory judgment holding that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC rules. This FCC order did not preclude a finding of a contractual basis for these charges, nor did it rule whether or not Sprint had such a contract with carriers such as AT&T. This case has been remanded to a U.S. District Court for further proceedings. Because the case is still pending the Company cannot predict, with certainty, the final outcome of this action. As a result, the Company recorded a reduction in revenue in the second quarter of 2002 of approximately $1.3 million representing previously billed and recognized access revenue. The Company plans to cease recognition of this type of revenue in future quarters, unless there is ultimately a favorable ruling by the courts or the FCC on this issue. Sprint has asserted the right to recover these revenues from the Company. The Company will continue to assess the ability of Sprint or other carriers to recover these charges. The Company is also continuing to review the availability of defenses it may have against Sprint's claim to recover these revenues from the Company.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     This agreement was amended in the third quarter of 2001 to provide for a minimum monthly fee to be paid by the Company through December 31, 2003. The minimum monthly fee includes a fixed number of minutes to be used by the Company's subscribers. The Company incurs additional per minute charges for minutes used in excess of the fixed number of minutes allotted each month. The aggregate amount of future minimum payments through December 31, 2003 is $38,600,000. Total costs incurred, for both fixed and variable charges from the NTELOS agreement, were approximately $33,036,000 for the year ended December 31, 2002.

     On March 4, 2003, NTELOS announced that it and certain of its subsidiaries have filed voluntarily petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Virginia. The results of NTELOS' restructuring could have a material adverse impact on our operations. Pursuant to bankruptcy law, the Alliances have the right to assume or reject the network services agreement. If the Alliances reject the network services agreement, we will lose the ability to provide service to our subscribers in Virginia and West Virginia and will be in breach of our management agreements with Sprint.

LONG-TERM DEBT COVENANTS

     As discussed in Note 12 above, Horizon PCS entered into a covenant amendment under its secured credit facility in June 2002. In addition to a number of changes to the secured credit facility, including an increase in the margin on the base interest rate, this amendment placed restrictions on the Company's ability to draw on the $95.0 million line of credit and deposit requirements on the $105.0 million term loan A borrowed under the secured credit facility in March 2002. These amounts are summarized below.

     The following table details the maximum amount available to be borrowed on the line of credit for the period then ended:

                                                  MAXIMUM AMOUNT
                                                  AVAILABLE TO BE
                                                     BORROWED
                                                  ---------------
        December 31, 2002......................             --
        March 31, 2003.........................             --
        June 30, 2003..........................     16,000,000
        September 30, 2003.....................     26,000,000
        December 31, 2003......................     33,000,000
        March 31, 2004.........................     52,000,000
        April 1, 2004..........................     95,000,000

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The following table details the minimum balance requirements placed on cash and cash equivalents under the amended terms of the secured credit facility:

                                                      DEPOSIT BALANCE
                                                         REQUIREMENT
                                                      ----------------
December 31, 2002..............................           55,000,000
January 1, 2003, through February 15, 2003.....           33,000,000
February 16, 2003, through March 31, 2003......           11,000,000
April 1, 2003, through May 15, 2003............            5,500,000

NOTE 16 - CONVERTIBLE PREFERRED STOCK

     Horizon PCS has authorized 175,000,000 shares of convertible preferred stock at $0.0001 par value. On September 26, 2000, an investor group led by Apollo Management purchased 23,476,683 shares of convertible preferred stock for approximately $126,500,000 in a private placement offering. Concurrent with the closing, holders of the $14,100,000 short-term convertible note converted the principal and unpaid interest into 2,610,554 shares of the same convertible preferred stock purchased by the investor group. Holders of the convertible preferred stock have the option to convert their shares (on a share for share basis) into class A common stock at any time. In addition, the convertible preferred stock converts automatically upon the completion of a public offering of class A common stock meeting specified criteria or upon the occurrence of certain business combination transactions. The convertible preferred stock pays a 7.5% stock dividend semi-annually, commencing April 30, 2001. The dividends are payable in additional preferred stock. Through December 31, 2002, Horizon PCS paid a cumulative total $23,412,886 of dividends in additional shares of convertible preferred stock. At December 31, 2002, there were 30,432,329 shares of convertible preferred stock outstanding.

     If Horizon PCS has not completed either (i) a public offering of its class A common stock in which Horizon PCS receives at least $50,000,000 or (ii) a merger or consolidation with a publicly-listed company that has a market capitalization of at least $100,000,000 by the fifth anniversary of the date Horizon PCS issued the convertible preferred stock, the investor group may request Horizon PCS repurchase all of their shares of convertible preferred stock at fair market value, as determined by three investment banking institutions. If the investor group requests Horizon PCS repurchase their convertible preferred stock and Horizon PCS declines, Horizon PCS will be required to auction itself. If no bona fide offer is received upon an auction, the repurchase right of the investor group expires. If, however, a bona fide offer is received upon the auction, Horizon PCS must sell itself or the dividend rate on the convertible preferred stock will increase from 7.5% to 18.0% and Horizon PCS will be required to re-auction itself annually until the convertible preferred stock is repurchased. Horizon PCS' secured credit facility and the discount notes, both described in Note 12, prohibit Horizon PCS from repurchasing any convertible preferred stock. Due to a mandatory redemption clause, this stock is considered a mezzanine financing and is recorded outside of stockholders' equity (deficit).

     Holders of Horizon PCS' convertible preferred stock are entitled to vote on all matters on an as-converted basis. In addition, the vote of at least a majority of the outstanding shares of convertible preferred stock, voting as a single class, shall be necessary for effecting or validating significant corporate actions specified in the certificate of incorporation.

     Horizon PCS has agreed that until the conversion of the preferred stock, it will adhere to certain restrictive covenants. Among other restrictions, the most significant covenants relate to capital expenditures, asset sales, restricted payments, additional debt incurrence, and equity issuance. As of December 31, 2002, Horizon PCS was in compliance with the covenants under the agreement.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 17 - COMMON STOCK AND TREASURY STOCK

     In February 2000, Horizon PCS purchased 78,900 shares of common stock of the Company from the Company's largest unaffiliated shareholder for $11,835,000. This represented approximately a 19.78% interest in the Company. Horizon PCS exchanged 40% of the shares owned (31,912 shares) as consideration for the acquisition of Bright PCS (Note 5). This transaction reduced the treasury stock to 11.78%.

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

NOTE 18 - SPRINT PCS WARRANTS

     Horizon PCS agreed to grant to Sprint warrants to acquire 2,510,460 shares of Horizon PCS' class A common stock in exchange for the right to service PCS markets in additional areas. By September 30, 2000, Sprint had substantially completed its obligations under the agreement and Horizon PCS completed the required purchase of certain Sprint assets. Horizon PCS valued the warrants and recorded an intangible asset of approximately $13,356,000 (based on a price of $5.88 per share, valued using the Black-Scholes pricing model using an expected dividend yield of 0.0%, a risk-free interest rate of 6.5%, expected life of 10 years and a volatility of 95%). The intangible asset is being amortized over the remaining term of the Sprint management agreement resulting in approximately $752,000 of amortization expense per year. The warrants will be issued to Sprint PCS at the earlier of an initial public offering of Horizon PCS' common stock or July 31, 2003.

NOTE 19 - STOCK OPTION PLANS

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

     In November 1999, Horizon PCS adopted the 1999 Stock Option Plan which was amended in June 2000 and renamed the 2000 Stock Option Plan (Horizon PCS' Plan). Horizon PCS may grant options for up to 7,500,000 shares of its class A common stock and 4,196,883 shares of its class B common stock. The maximum term of the options is ten years. Options vest based on the terms of each individual agreement, currently over four or six years from the date of the grant.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 19 - STOCK OPTION PLANS (CONTINUED)

     A summary of the status of the Company's plans for the years ended December 31, 2002, 2001 and 2000, follows:


                                     HORIZON TELCOM                  HORIZON PCS
                                   --------------------  -------------------------------------------
                                              WEIGHTED              WEIGHTED               WEIGHTED
                                              AVERAGE               AVERAGE                AVERAGE
                                   CLASS B    EXERCISE   CLASS A    EXERCISE    CLASS B    EXERCISE
                                    OPTIONS    PRICE     OPTIONS     PRICE      OPTIONS     PRICE
                                   ---------  ---------  ---------  ---------   ---------  ---------
             December 31, 1999..       950       60.00         --         --    4,196,883       0.12
               Granted..........        --          --    116,971       5.88           --         --
               Exercised........      (123)      60.00         --         --           --         --
               Forfeited........        --          --         --         --           --         --
                                   ---------  ---------  ---------  ---------   ---------  ---------
             December 31, 2000..       827       60.00    116,971       5.88    4,196,883       0.12
               Granted..........        --          --         --         --           --         --
               Exercised........        --          --         --         --           --         --
               Forfeited........        --          --         --         --           --         --
                                   ---------  ---------  ---------  ---------   ---------  ---------
             December 31, 2001..       827     $ 60.00    116,971  $    5.88    4,196,883  $    0.12
               Granted..........        --          --    200,000       5.60           --         --
               Exercised........      (149)      60.00         --         --           --         --
               Forfeited........        --          --         --         --           --         --
                                   ---------  ---------  ---------  ---------   ---------  ---------
             December 31, 2002..       678       60.00    316,971       5.70    4,196,883       0.12
                                   =========  =========  =========  =========   =========  =========

     The Company applies APB Opinion 25 and related interpretations in accounting for the plans with respect to employees. The Company applies SFAS No. 123 and related interpretations in accounting for stock options granted to non-employees. Pursuant to this, the Company will recognize approximately $2,180,000 in compensation expense over the period of the options (through
2005). The accompanying consolidated financial statements reflect a non-cash compensation charge, related to the stock option plans, of approximately $413,000, $424,000 and $674,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

     The per share weighted-average fair value of stock options granted during 2002 and 2000 was $5.02 and $4.75 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2002 - expected dividend yield 0%, risk-free interest rate of 5%, volatility of 95% and an expected life of 10 years; 2000 - expected dividend yield 0%, risk-free interest rate of 5.5%, volatility of 95% and an expected life of 10 years.

                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                        -------------------------------------------- -------------------------------
                                                        WEIGHTED
                                         WEIGHTED-       AVERAGE
                                         AVERAGE        REMAINING                       WEIGHTED-
         RANGE OF                        EXERCISE      CONTRACTUAL                       AVERAGE
       EXERCISE PRICE      NUMBER         PRICE           LIFE          NUMBER        EXERCISE PRICE
       ---------------- -------------- -------------- -------------- --------------  ---------------
            HPCS
       ---------------- -------------- -------------- -------------- --------------  ---------------
       $       0.12 (1)     4,196,883   $       0.12           5.88      2,804,648   $         0.12
       $5.60 - 5.88 (2)       316,971           5.70           8.58         51,175             5.88
                        -------------- -------------- -------------- --------------  ---------------
                            4,513,854   $       0.51           6.07      2,855,823             0.22
                        ============== ============== ============== ==============  ===============

             TELCOM
       ----------------
       $          60.00           678   $      60.00           6.88            499   $         60.00
                        ============== ============== ============== ==============  ===============

---------------------
(1)  Horizon PCS Class B common stock.
(2)  Horizon PCS Class A common stock.



HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 20 - EXTRAORDINARY LOSS

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

NOTE 21 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The estimates of fair value required under SFAS No. 107 require the application of broad assumptions and estimates. Accordingly, any actual exchange of such financial instruments could occur at values significantly different from the amounts disclosed. As cash and cash equivalents, current receivables, current payables and certain other short-term financial instruments are all short term in nature, their carrying amounts approximate fair value. The carrying value of restricted cash approximates fair value as the investment funds are short-term. Investments in marketable securities classified as available-for-sale are recorded at fair value based on the market price of the security at December 31, 2002.

     The secured credit facility is based on variable, market-driven rates; therefore, its carrying value approximates fair value. The senior notes were issued in December 2001 and approximate fair value as of December 31, 2002. The fair values of the fixed-rate 2002 Senior Notes, the 1998 Senior Notes and the Horizon PCS senior notes and discount notes, set forth below, were estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements and current market prices.

                                            FAIR VALUE       RECORDED VALUE
                                            ----------       --------------
            December 31, 2002.........   $  68,500,000      $  403,300,000
            December 31, 2001.........     162,000,000         179,000,000

     In the first quarter of 2001, Horizon PCS entered into a two-year interest rate swap, effectively fixing $25,000,000 of a term loan under the secured credit facility (Note 12) at a rate of 9.4%. In the third quarter of 2001, Horizon PCS entered into another two-year interest rate swap, effectively fixing the remaining $25,000,000 borrowed under the secured credit facility at 7.65%. The swaps have been designated as a hedge of a portion of the future variable interest cash flows expected to be paid under the secured credit facility borrowings. A gain of approximately $443,000 and a loss of approximately $838,000 was recorded in other comprehensive income (loss) during the year ended December 31, 2002 and 2001, respectively. The Company also recognized a loss in the consolidated statements of operations of approximately $49,000 and $176,000, during 2002 and 2001, respectively, related to the ineffectiveness of the hedge. Other comprehensive income may fluctuate based on changes in the fair value of the swap instrument. The Company has recorded a liability in accrued liabilities in the accompanying consolidated balance sheets of approximately $619,000 and $1,014,000 at December 31, 2002, and 2001, respectively, related to the swaps. The swaps mature in the first and third quarters of 2003.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 22 - SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

     The quarterly results of operations for the years ended December 31, 2002 and 2001:

                                                                       FOR THE THREE MONTHS ENDED
                                                 ------------------------------------------------------------------
                                                     MARCH 31         JUNE 30        SEPTEMBER 30     DECEMBER 31
                                                 ----------------  ---------------  ---------------  --------------
                                                          (Dollars in thousands except per share data)
Fiscal Year 2002:
Total revenues.............................      $    59,408       $    65,272     $    68,190        $   71,837
Operating loss.............................          (23,282)          (24,456)        (23,928)          (41,071)
Impairment of goodwill and impact of
    acquisition-related deferred taxes.....               --                --              --           (13,222)
Net loss...................................          (39,093)          (43,621)        (43,164)          (60,222)
Basic and diluted net loss per share.......      $   (107.89)      $   (120.36)        (119.08)       $  (166.15)

Fiscal Year 2001:
Total revenues.............................      $    30,633       $    35,755     $    47,364        $   56,388
Operating loss.............................          (13,660)          (20,051)        (21,181)          (27,798)
Net loss...................................          (19,751)          (28,724)        (30,471)          (39,875)
Basic and diluted net loss per share ......      $    (55.62)      $    (79.28)    $    (84.10)       $  (110.59)


1602476