Form 10-Q
period 2003-03-31
HORIZON TELCOM INC
filed 2003-05-14
CIK 1139218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
                                 MARCH 31, 2003

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
(State or other jurisdiction of incorporation                    (I.R.S. Employer Identification No.)
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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

As of May 11, 2003, there were 90,552 shares of class A common stock and 271,926 shares of class B common stock outstanding.

                              HORIZON TELCOM, INC.
                                    FORM 10-Q
                              FIRST QUARTER REPORT

                                TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     -------
PART I FINANCIAL INFORMATION

       Item 1.   Financial Statements....................................................3

       Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..............................................20

       Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............35

       Item 4.   Controls and Procedures................................................36

PART II OTHER INFORMATION

       Item 1.   Legal Proceedings......................................................37

       Item 2.   Changes in Securities and Use of Proceeds..............................37

       Item 3.   Defaults Upon Senior Securities........................................37

       Item 4.   Submission of Matters to a Vote of Security Holders....................37

       Item 5.   Other Information......................................................37

       Item 6.   Exhibits and Reports on Form 8-K.......................................54

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of March 31, 2003 and December 31, 2002
--------------------------------------------------------------------------------

                                                                                       March 31,       December 31,
                                                                                         2003              2002
                                                                                   ---------------   ---------------
ASSETS                                                                                (unaudited)
------
CURRENT ASSETS:
   Cash and cash equivalents (includes $11,000,000 and $55,000,000 on deposit at
     March 31, 2003 and December 31, 2002, respectively, in accordance with
     covenant amendment in 2002)..............................................     $    79,344,733   $    94,948,351
   Restricted cash............................................................          24,063,259        24,063,259
   Accounts receivable - subscriber, less allowance for doubtful accounts of approximately $2,208,000 and $2,654,000 at March 31, 2003 and December 31,
     2002, respectively.......................................................          21,883,207        20,560,658
   Accounts receivable - interexchange carriers, access charge pools and other, less allowance for doubtful accounts of approximately $93,000 as of March
     31, 2003 and $71,000 as of December 31, 2002.............................           6,867,598         5,045,930
   Inventories................................................................           5,059,053         6,336,877
   Investments, available-for-sale, at fair value.............................             812,820           745,860
   Prepaid expenses and other current assets..................................           7,135,742         5,926,816
                                                                                   ---------------   ---------------
         Total current assets.................................................         145,166,412       157,627,751
                                                                                   ---------------   ---------------

OTHER ASSETS:
   Intangible assets - Sprint PCS licenses, net of amortization...............          39,766,368        40,381,201
   Debt issuance costs, net...................................................          19,617,085        20,365,415
   Deferred Personal Communications Services ("PCS") activation expense.......           5,350,674         6,092,645
   Prepaid pension costs and other............................................           5,545,805         5,361,994
                                                                                   ---------------   ---------------
         Total other assets...................................................          70,279,932        72,201,255
                                                                                   ---------------   ---------------

PROPERTY, PLANT AND EQUIPMENT, NET ...........................................         307,212,552       315,921,107
                                                                                   ---------------   ---------------
              Total assets....................................................     $   522,658,896   $   545,750,113
                                                                                   ===============   ===============


(Continued on next page)

HORIZON TELCOM, INC. AND SUBSIDIARIES

As of March 31, 2003 and December 31, 2002
--------------------------------------------------------------------------------


                                                                                       March 31,       December 31,
                                                                                         2003              2002
                                                                                   ---------------   ---------------
                                                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable...........................................................     $    22,703,807   $    24,827,065
   Payable to Sprint..........................................................          13,601,094         9,910,262
   Deferred PCS revenue.......................................................           5,970,738         5,308,457
   Accrued real estate and other taxes........................................           6,212,832         6,514,707
   Accrued interest, payroll and other accrued liabilities....................          16,868,977        10,237,300
   Lines of credit............................................................             500,000                --
                                                                                   ---------------   ---------------
         Total current liabilities............................................          65,857,448        56,797,791
                                                                                   ---------------   ---------------

LONG-TERM DEBT AND OTHER LIABILITIES:
   Long-term debt.............................................................         565,559,698       558,284,349
   Deferred income taxes, net.................................................          15,257,176        15,234,409
   Postretirement benefit obligation..........................................           6,838,690         6,526,991
   Deferred PCS activation revenue............................................           5,350,674         6,092,645
   Other long-term liabilities................................................          10,889,749        11,075,183
                                                                                   ---------------   ---------------
         Total long-term debt and other liabilities...........................         603,895,987       597,213,577
                                                                                   ---------------   ---------------
           Total liabilities..................................................         669,753,435       654,011,368
                                                                                   ---------------   ---------------

CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY.....................................         160,174,311       157,105,236

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock - class A, no par value, 200,000 shares authorized, 99,726
     shares issued and 90,552 shares outstanding, stated at $4.25 per share...             423,836           423,836
   Common stock - class B, no par value, 500,000 shares authorized, 299,450
     shares issued and 271,926 shares outstanding, stated at $4.25 per share..           1,272,662         1,272,662
   Treasury stock - 36,698 shares, at cost....................................          (5,504,700)       (5,504,700)
   Accumulated other comprehensive income (loss), net.........................             310,793           (67,307)
   Additional paid-in capital.................................................          72,197,212        72,197,212
   Deferred stock compensation................................................            (570,112)         (666,721)
   Retained deficit...........................................................        (375,398,541)     (333,021,473)
                                                                                   ---------------   ---------------
           Total stockholders' equity (deficit)...............................        (307,268,850)     (265,366,491)
                                                                                   ---------------   ---------------
              Total liabilities and stockholders' equity (deficit)............     $   522,658,896   $   545,750,113
                                                                                   ===============   ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                              2003                  2002
                                                                        ----------------      ----------------
OPERATING REVENUES:
   Wireless PCS revenue...............................................   $    57,371,647      $     45,733,388
   PCS equipment sales................................................         1,818,096             2,375,288
   Basic local, long-distance and other landline......................         4,377,509             4,597,831
   Network access.....................................................         5,426,833             4,595,470
   Equipment systems sales, information services, Internet access and
     other ...........................................................         2,244,824             2,105,749
                                                                        ----------------      ----------------
       Total operating revenues.......................................        71,238,909            59,407,726
                                                                        ----------------      ----------------

OPERATING EXPENSES:
   Cost of PCS and other equipment sales..............................         5,910,547             5,092,010
   Cost of services (exclusive of items shown separately below).......        48,059,427            39,492,143
   Selling and marketing..............................................        12,856,959            15,085,457
   General and administrative (exclusive of items shown separately
     below)...........................................................        12,863,889            12,798,088
   Non-cash compensation expense......................................            96,609               101,867
   Loss on disposal of property and equipment.........................           257,376               285,739
   Depreciation and amortization......................................        13,209,276            10,120,011
                                                                        ----------------      ----------------
       Total operating expenses.......................................        93,254,083            82,975,315
                                                                        ----------------      ----------------

OPERATING LOSS........................................................       (22,015,174)          (23,567,589)
                                                                        ----------------      ----------------

NONOPERATING INCOME (EXPENSE):
   Interest expense, net of amounts capitalized.......................       (16,974,705)          (13,203,579)
   Subsidiary preferred stock dividends...............................        (3,069,109)           (2,856,369)
   Interest income and other, net.....................................           316,391               742,175
                                                                        ----------------      ----------------
       Total nonoperating income (expense)............................       (19,727,423)          (15,317,773)
                                                                        ----------------      ----------------

LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT
  AND MINORITY INTEREST...............................................       (41,742,597)          (38,885,362)

INCOME TAX (EXPENSE) BENEFIT..........................................          (163,274)             (207,634)

MINORITY INTEREST IN LOSS.............................................                24                    --
                                                                        ----------------      ----------------

NET LOSS..............................................................   $   (41,905,847)     $    (39,092,996)
                                                                         ===============      ================

Basic and diluted net loss per share..................................   $       (115.61)     $        (107.89)
                                                                         ===============      ================
Weighted-average common shares outstanding ...........................           362,478               362,336
                                                                        ================      ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income (Loss)
For the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                               For the Three Months Ended
                                                                                          March 31,
                                                                           ------------------------------------
                                                                                 2003                 2002
                                                                           ---------------      ---------------

NET LOSS...............................................................    $   (41,905,847)     $  (39,092,996)

OTHER COMPREHENSIVE INCOME (LOSS):
  Net unrealized gain on hedging activities............................            333,907             389,943
  Net unrealized gain (loss) on securities available-for-sale, as of
    March 31, 2003 and 2002, net of taxes of $22,767 and $349,085,
    respectively.......................................................             44,193             (677,635)
                                                                           ---------------      ---------------

COMPREHENSIVE INCOME (LOSS)............................................    $   (41,527,747)     $   (39,380,688)
                                                                           ===============      ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements to Cash Flows
For the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                                  Three Months Ended March 31,
                                                                                  2003                    2002
                                                                            ---------------         ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................................................     $   (41,905,847)        $   (39,092,996)
                                                                            ---------------         ---------------
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Depreciation and amortization.......................................          13,209,276              10,120,011
   Deferred federal income taxes.......................................                  --                 349,085
   Non-cash compensation expense.......................................              96,609                 101,867
   Non-cash interest expense...........................................           7,811,830               6,118,481
   Loss on disposal of property, plant and equipment...................             257,376                 285,739
   Non-cash preferred stock dividend of subsidiary.....................           3,069,109               2,856,369
   Minority interest in subsidiary.....................................                 (24)                     --
   Provision for bad debt expense......................................           1,566,264               3,295,989
   Loss on hedging activities..........................................                  --                  34,103
   Decrease (Increase) in certain assets:
     Accounts receivable...............................................          (4,710,481)             (6,707,025)
     Inventories.......................................................           1,277,824               1,969,055
     Prepaid expenses and other........................................          (1,145,625)             (3,042,787)
   Increase (Decrease) in certain liabilities:
     Accounts payable..................................................          (2,123,258)              2,609,234
     Payable to Sprint.................................................           3,690,832               6,648,003
     Accrued liabilities and deferred PCS service revenue..............           5,961,797               4,046,987
     Other accrued liabilities.........................................           1,030,285               2,054,261
     Postretirement benefit obligation.................................             311,699                 185,745
   Change in other assets and liabilities, net.........................              43,640                (182,102)
                                                                            ---------------         ---------------
       Total adjustments...............................................          30,347,153              30,743,015
                                                                            ---------------         ---------------
         Net cash used in operating activities.........................         (11,558,694)             (8,349,981)
                                                                            ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net...........................................          (4,073,727)            (26,333,246)
   Proceeds from sale of property and equipment........................                  --               1,253,182
                                                                            ---------------         ---------------
Net cash used in investing activities..................................          (4,073,727)            (25,080,064)
                                                                            ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit........................................             500,000                      --
   Borrowings on long-term debt........................................                  --             105,400,000
   Repayments on long-term debt........................................                  --              (1,167,338)
   Exercise of subsidiary stock options................................                  24                      --
   Dividends paid......................................................            (471,221)               (452,911)
                                                                            ---------------         ---------------
         Net cash provided by financing activities.....................              28,803             103,779,751
                                                                            ---------------         ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................         (15,603,618)             70,349,706
CASH AND CASH EQUIVALENTS, beginning of period.........................          94,948,351             127,154,227
                                                                            ---------------         ---------------
CASH AND CASH EQUIVALENTS, end of period...............................     $    79,344,733         $   197,503,933
                                                                            ===============         ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2003 and December 31, 2002
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 1 - GENERAL

     The results of operations for the periods shown are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the periods presented. All such adjustments are of a normal recurring nature. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002, which includes information and disclosures not presented herein.

NOTE 2 - LIQUIDITY

     As of March 31, 2003, Horizon PCS, Inc. ("Horizon PCS"), a subsidiary of Horizon Telcom and a registrant that files separate statements with the Securities and Exchange Commission, was in compliance with its covenants with regard to all outstanding debt (approximately $523.6 million at March 31, 2003). However, the Company believes that it is probable that Horizon PCS will violate one or more of its covenants under the secured credit facility in 2003. Horizon PCS, represents approximately 83% of total consolidated revenues for the quarter ended March 31, 2003 and 80% of the total consolidated assets at March 31, 2003. The failure to comply with a covenant would be an event of default under the secured credit facility, and would give the lenders the right to pursue remedies against Horizon PCS. These remedies could include acceleration of amounts due under the facility. If the lenders elected to accelerate the amounts due under the facility, this would also represent a default under the indentures for the senior notes and discount notes. As noted in our 10-K filing dated March 31, 2003, at December 31, 2002, Horizon PCS' independent auditors' report states these matters raise substantial doubt about Horizon PCS' ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Please refer to Horizon PCS' 2002 10-K filing for more details.

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

NOTE 3 - ORGANIZATION AND BUSINESS OPERATIONS

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



NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Note 2 in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, describes the Company's significant accounting policies in greater detail than presented herein.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2003 and December 31, 2002
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

    The accompanying consolidated financial statements reflect the operations of Horizon Telcom, and its subsidiaries, the Chillicothe Telephone Company ("Chillicothe Telephone"), Horizon PCS, Inc. ("Horizon PCS"), Horizon Services, Inc. ("Horizon Services"), and Horizon Technology, Inc ("Horizon Technology," formerly United Communications, Inc.) and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. All material intercompany transactions and balances have been eliminated in consolidation.

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

     Inventories consist of the following at March 31, 2003 and at December 31, 2002:

                                                               March 31,            December 31,
                                                                  2003                  2002
                                                            ---------------       ---------------
         Equipment held for resale.......................   $     2,772,257       $     4,204,296
         Materials, supplies and work in progress........         2,286,796             2,132,581
                                                            ---------------       ---------------
              Total inventories..........................   $     5,059,053       $     6,336,877
                                                            ===============       ===============

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

ACCOUNTING FOR RATE REGULATION

     Chillicothe Telephone is subject to rate regulation. Statement of Financial Accounting Standards ("SFAS"). 71 "Accounting for the Effects of Certain Types of Rate Regulation" provides that rate-regulated public utilities account for revenues and expenses and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates. Chillicothe Telephone follows the accounting and reporting requirements of SFAS No. 71. As of March 31, 2003, the Company has recorded regulatory liabilities of approximately $1,992,000. As of December 31, 2002, regulatory assets and liabilities were approximately $63,000 and $480,000, respectively.

RESTRICTED CASH

     In connection with Horizon PCS' December 2001 offering of $175,000,000 of senior notes due in 2011 (Note 9), approximately $48,660,000 of the offering's proceeds were placed in an escrow account to be used toward the first four semi-annual interest payments due under the terms of the notes. During 2002, the Company paid approximately $24,596,000, representing the first two installments. The remaining two payments have been classified as short-term and are scheduled to be paid in June and December of 2003.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2003 and December 31, 2002
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including improvements that extend useful lives, are stated at cost (Note 7), while maintenance and repairs are charged to operations as incurred. Construction work in progress includes expenditures for the purchase of capital equipment, construction and items such as direct payroll and related benefits and interest capitalized during construction.

     The Company capitalizes interest pursuant to SFAS No. 34 "Capitalization of Interest Cost." The Company capitalized interest of approximately $473,000 and $2,118,000 for the three months ended March 31, 2003 and 2002, respectively. In addition, the Company capitalized labor costs of approximately $535,000 and $1,881,000 for the three months ended March 31, 2003 and 2002, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company's policies do not permit the use of derivative financial instruments for speculative purposes. The Company uses interest rate swaps to manage interest rate risk. The net amount paid or received on interest rate swaps is recognized as an adjustment to interest income and other.

     The Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities." These statements require an entity to recognize all derivative and hedging activities as an asset or liability measured at fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. The Company uses interest rate swaps, designated as cash flow hedges, to manage interest rate risk. The net amount paid or received on interest rate swaps is recognized as an adjustment to interest income and other. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair-value hedge or a cash-flow hedge is reported in earnings. Changes in the fair value of derivative trading instruments are reported in current period earnings. Outstanding temporary gains and losses are netted together and shown as either a component of other assets or accrued liabilities.

REVENUE RECOGNITION

     Horizon PCS records equipment revenue from the sale of handsets and accessories to subscribers in its retail stores and to local distributors in its territories upon delivery. Horizon PCS does not record equipment revenue on handsets and accessories sold by national third-party retailers or directly by Sprint to subscribers in its territory. After the handset has been purchased, the subscriber purchases a service package, revenue from which is recognized monthly as service is provided and is included in subscriber revenue, net of credits related to the billed revenue. Horizon PCS believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to subscribers. For industry competitive reasons, Horizon PCS sells wireless handsets at a loss. Because such arrangements do not require a customer to subscribe to Horizon PCS' wireless services and because Horizon PCS sells wireless handsets to existing customers at a loss, Horizon PCS accounts for these transactions separately from agreements to provide customers wireless service.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2003 and December 31, 2002
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Horizon PCS recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. Horizon PCS' revenue recognition policy is consistent with the current interpretations of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense is deferred and will be recorded over the average contract life for those customers (currently estimated to be 24 months) that are assessed an activation fee.

     A management fee of 8% of collected PCS revenues from Sprint PCS subscribers based in Horizon PCS' territory, is accrued as services are provided and remitted to Sprint and recorded as general and administrative expense. Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees, and roaming services provided to Sprint PCS customers who are not based in Horizon PCS' territory are not subject to the 8% management fee.

     The landline telephone services operating segment consists of basic local and long-distance toll, network access services and other telephone service revenue. All revenue is recognized monthly as service is provided.

MINORITY INTEREST

     As part of the acquisition of Bright Personal Communication Services, LLC ("Bright PCS"), the former members of Bright PCS have approximately an 8% ownership in Horizon PCS. The Company accounts for this ownership by recording the portion of net income (loss) attributable to the minority shareholders as minority interest in earnings (loss) in the accompanying consolidated statements of operations. The minority interest's share in the Company's losses during 2001 reduced the minority interest's accounting basis to zero.

     During the first quarter of 2003, two Horizon PCS executives exercised 200 options for class A common stock. These transactions created a less than 1% ownership in the equity of Horizon PCS. Horizon Telcom accounts for this ownership by recording the portion of net loss attributable to the minority shareholders as minority interest in loss in the accompanying condensed consolidated statements of operations. There will be no further allocations to minority interest until such time as Horizon PCS becomes profitable and any unallocated losses to minority interest are offset with income in future periods.

STOCK-BASED COMPENSATION

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2003 and December 31, 2002
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The   following   table   illustrates   the  effect  on  net  loss  if  the
fair-value-based method had been applied to all outstanding and unvested awards in each of the three month periods ending March 31:

                                                                2003               2002
                                                           ----------------  ----------------
      Net Loss
        As reported.....................................    $  (41,905,847)   $  (39,092,996)
      Add: Stock-based employee compensation expense
        included in reported net loss...................            96,609           101,867
      Deduct: Total stock-based employee compensation
        expense determined under fair value based method
        for all awards..................................          (214,511)         (292,428)
                                                           ----------------  ----------------
        Pro forma net loss..............................    $  (42,023,749)   $  (39,283,557)
                                                           ================  ================
      Basic and diluted loss per share
        As reported.....................................    $      (115.61)   $      (107.89)
        Pro forma.......................................    $      (115.93)   $      (108.42)
                                                           ================  ================

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

NET LOSS PER SHARE

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted loss per share before extraordinary item is computed by dividing loss before extraordinary item, for each period, by the weighted-average outstanding common shares. Basic and diluted net loss per share is computed by dividing net loss, for each period, by the weighted-average outstanding common shares. No conversion of common stock equivalents (options, warrants or convertible securities) has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. There are three items that could potentially dilute basic earnings per share in the future. These items include the common stock options, the stock purchase warrants and the convertible preferred stock. These items will be included in the diluted earnings per share calculation when dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002, but continues to account for stock compensation costs in accordance with APB Opinion No. 25.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2003 and December 31, 2002
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company adopted SFAS 146 on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishment of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company adopted this statement effective January 1, 2003 (see Note 7).

     In 2002, the FASB's EITF, reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how a vendor should account for arrangements under which it will perform multiple revenue-generating activities. The guidance in this Issue is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003. The Company is still evaluating the impact this guidance might have on its financial position, results of operations and cash flows. The Company will adopt the guidance in Issue 00-21 as of July 1, 2003.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 2003 presentation.

NOTE 5 - SEGMENT INFORMATION

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2003 and December 31, 2002
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 5 - SEGMENT INFORMATION (CONTINUED)

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

     The following table includes revenue, intercompany revenues, operating earnings (loss), depreciation and amortization expense and capital expenditures for the quarters ended March 31, 2003 and 2002, and assets as of March 31, 2003 and December 31, 2002, for each segment and reconciling items necessary to total to amounts reported in the financial statements:

                                                                               Net Revenues
                                                                   ------------------------------------
                                                                      Three Months Ended March 31,
                                                                         2003                2002
                                                                   ----------------    ----------------
   Wireless personal communications services.................      $    59,189,743     $    48,108,676
   Landline telephone services...............................            9,804,342           9,193,301
   All other.................................................            2,244,824           2,105,749
                                                                   ----------------    ----------------
     Total net revenue.......................................      $    71,238,909     $    59,407,726
                                                                   ================    ================

                                                                           Intercompany Revenues
                                                                   ------------------------------------
                                                                      Three Months Ended March 31,
                                                                         2003                2002
                                                                   ----------------    ----------------
   Wireless personal communications services.................      $         5,178     $       101,106
   Landline telephone services...............................              314,575             401,914
   All other.................................................              131,644             107,317
                                                                   ----------------    ----------------
     Total intercompany revenue..............................      $       451,397     $       610,337
                                                                   ================    ================

                                                                         Operating Earnings (Loss)
                                                                   ------------------------------------
                                                                      Three Months Ended March 31,
                                                                         2003                2002
                                                                   ----------------    ----------------
   Wireless personal communications services.................      $   (21,570,642)    $   (23,075,544)
   Landline telephone services...............................            3,506,622           3,548,542
   All other.................................................           (1,027,253)           (973,055)
   Unallocated administrative expenses.......................           (2,923,901)         (3,067,532)
                                                                   ----------------    ----------------
     Total operating loss....................................      $   (22,015,174)    $   (23,567,589)
                                                                   ================    ================


HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2003 and December 31, 2002
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - SEGMENT INFORMATION (CONTINUED)

                                                                       Depreciation and Amortization
                                                                   ------------------------------------
                                                                      Three Months Ended March 31,
                                                                         2003                2002
                                                                   ----------------    ----------------
   Wireless personal communications services.................      $    10,860,686     $     7,949,631
   Landline telephone services...............................            1,738,314           1,679,674
   All other.................................................              610,276             490,706
                                                                   ----------------    ----------------
     Total depreciation and amortization.....................      $    13,209,276     $    10,120,011
                                                                   ================    ================

                                                                           Capital Expenditures
                                                                   ------------------------------------
                                                                      Three Months Ended March 31,
                                                                         2003                2002
                                                                   ----------------    ----------------
   Wireless personal communications services.................      $     2,209,313     $    23,438,012
   Landline telephone services...............................            1,501,196           2,002,531
   All other.................................................              363,218             892,703
                                                                   ----------------    ----------------
     Total capital expenditures, net.........................      $     4,073,727     $    26,333,246
                                                                   ================    ================

                                                                                  Assets
                                                                   ------------------------------------
                                                                       March 31           December 31
                                                                         2003                2002
                                                                   ----------------    ----------------
   Wireless personal communications services.................      $   417,961,434     $   443,116,762
   Landline telephone services...............................           85,500,902          83,258,131
   All other.................................................           19,196,560          19,375,220
                                                                   ----------------    ----------------
     Total assets...............................................   $   522,658,896     $   545,750,113
                                                                   ================    ================

    Net operating revenues by product and services were as follows for the quarters ended March 31:

                                                                       Three Months Ended March 31,
                                                                         2003                2002
                                                                   ---------------     ---------------
   Wireless personal communications services:
     PCS subscriber revenues.................................      $    43,573,774     $    34,914,100
     PCS roaming revenues....................................           13,797,873          10,819,288
     PCS equipment sales.....................................            1,818,096           2,375,288
                                                                   ---------------     ---------------
       Total wireless personal communications services.......           59,189,743          48,108,676
                                                                   ---------------     ---------------

   Landline telephone services:
   ---------------------------
     Basic local service.....................................            3,388,136           3,605,256
     Long-distance toll......................................              248,545             309,392
     Network access services.................................            5,426,833           4,595,470
     Other related telephone services........................              740,828             683,183
                                                                   ---------------     ---------------
      Total landline telephone services......................            9,804,342           9,193,301
                                                                   ---------------     ---------------

   Other:
   -----
     Internet access services................................              703,741             806,828
     Equipment systems sales.................................              279,328             380,336
     Other miscellaneous revenues............................            1,261,755             918,585
                                                                   ---------------     ---------------
      Total other............................................            2,244,824           2,105,749
                                                                   ---------------     ---------------
           Total operating revenues..........................      $    71,238,909     $    59,407,726
                                                                   ===============     ===============



HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2003 and December 31, 2002
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 6 - INVESTMENTS

    The following summarizes unrealized gains and losses on investments at March 31, 2003, and December 31, 2002:

2003:                                                 Unrealized   Unrealized     Fair
----                                         Cost        Gain         Loss        Value
                                         -----------  ----------  -----------  ----------
Equity securities available-for-sale.... $   250,000  $  562,820  $      --    $  812,820
                                         ===========  ==========  ===========  ==========

2002:
----                                                  Unrealized   Unrealized     Fair
                                             Cost        Gain         Loss        Value
                                         -----------  ----------  -----------  ----------
Equity securities available-for-sale.... $   250,000  $  495,860  $      --    $  745,860
                                         ===========  ==========  ===========  ==========

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                                             March 31,      December 31,
                                                                               2002             2002
                                                                         ---------------  ---------------
     Network assets..................................................... $   307,415,370  $   293,825,031
     Switching equipment................................................      62,584,893       63,294,413
     Land and buildings.................................................      15,856,491       15,856,491
     Computer and telecommunications equipment..........................      13,610,068       13,369,767
     Furniture, vehicles and office equipment...........................      12,714,731       12,518,760
                                                                         ---------------  ---------------
       Property, plant and equipment in-service, at cost................     412,181,553      398,864,462
     Accumulated depreciation...........................................    (109,268,084)     (99,376,895)
                                                                         ---------------  ---------------
          Property, plant and equipment in-service, net.................     302,913,469      299,487,567
     Construction work in progress......................................       4,299,083       16,433,540
                                                                         ---------------  ---------------
               Total property, plant and equipment, net................. $   307,212,552  $   315,921,107
                                                                         ===============  ===============

     During the three months ended March 31, 2003, the Company incurred a loss of approximately $257,000 related to closing of two of our PCS retail stores and a planned PCS store that never opened. During the three months ended March 31, 2002, the Company retired certain wireless network assets and replaced them with equipment to upgrade the network. resulting in a loss of approximately $286,000.

     During the three months ended March 31, 2003, Horizon PCS recorded a liability of $22,600 and a cumulative change in accounting principle of $9,570 related to the adoption SFAS No. 143 of $22,600 for potential costs associated with certain asset retirement obligations. The cumulative change in accounting principle is included in "interest income and other, net" on the accompanying statement of operations.

NOTE 8 - LINES OF CREDIT

     On December 15, 2002, Chillicothe Telephone entered into an agreement with Huntington National Bank for a line of credit that provides maximum borrowings of $15,000,000, payable on demand. Interest accrues on the outstanding balance at a fluctuating rate tied to the London Interbank Offered Rate ("LIBOR") and is due and payable monthly. At March 31, 2003, the interest rate on the line of credit was 2.92%. As of March 31, 2003, Chillicothe Telephone had drawn $500,000 under this line of credit. The line of credit contains several covenants requiring minimum tangible net worth, a fixed charge coverage ratio, a funded debt to consolidated total capitalization ratio and an interest coverage ratio. As of March 31, 2003, Chillicothe Telephone was in compliance with these covenants.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2003 and December 31, 2002
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 9 - LONG-TERM DEBT

    The components of long-term debt outstanding are as follows:

                                                      Interest Rate at
                                                         March 31,             March 31,    December 31,
                                                            2003                 2003             2002
                                                   ----------------------  ---------------  ----------
          Horizon PCS:
          Discount notes..........................         14.00%          $   295,000,000  $   295,000,000
          Senior notes............................         13.75%              175,000,000      175,000,000
          Secured credit facility-term loan A.....          5.40%              105,000,000      105,000,000
          Secured credit facility-term loan B.....          5.86%               50,000,000       50,000,000
          Chillicothe Telephone:
          2002 Senior Notes.......................          6.64%               30,000,000       30,000,000
          1998 Senior Notes.......................          6.72%               12,000,000       12,000,000
                                                                           ---------------  ---------------
             Long-term debt, par value............                             667,000,000      667,000,000
          Less: Unaccreted interest portion of
            Horizon PCS discount notes............                            (101,440,302)    (108,715,651)
                                                                           ---------------  ---------------
               Total long-term debt...............                         $   565,559,698  $   558,284,349
                                                                           ---------------  ---------------

    Horizon PCS' secured credit facility includes financial covenants including restrictions on the Company's ability to draw on the $95.0 million line of credit and deposit requirements on the $105.0 million term loan A. These amounts are summarized below:

    The following table details the maximum amount available to be borrowed on Horizon PCS' line of credit for the period then ended (subject to other restrictions in the secured credit facility):

                                                             Maximum amount
                                                            available to be
                                                                 borrowed
                                                            ----------------
       March 31, 2003...................................
       June 30, 2003....................................     $ 16,000,000
       September 30, 2003...............................       26,000,000
       December 31, 2003................................       33,000,000
       March 31, 2004...................................       52,000,000
       April 1, 2004....................................       95,000,000

     The following table details the minimum balance requirements placed on Horizon PCS' cash and cash equivalents under the amended terms of the secured credit facility:

                                                              Deposit balance
                                                                requirement
                                                            -------------------
February 16, 2003, through March 31, 2003.............        $     11,000,000
April 1, 2003, through May 15, 2003...................               5,500,000

     As of March 31, 2003, Horizon PCS was in compliance with its covenants under the agreements for the senior credit facility, therefore, Horizon PCS' indebtedness under the facility was classified as long-term. However as described in Note 2, we believe it is probable that Horizon PCS will violate one or more of its covenants during 2003. If Horizon PCS violates a covenant, is declared to be in default of the credit agreement, then this indebtedness will be reclassified to current liabilities. In addition, if the lenders accelerate the indebtedness under the senior credit facility, this would cause a default under Horizon PCS's other notes, in which case the balance of the notes would be reclassified as short-term.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2003 and December 31, 2002
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS AND CONTINGENCIES

SPRINT 3G DEVELOPMENT FEES

     Recently, Sprint increased service fees in connection with its development of 3G-related back-office systems and platforms. Horizon PCS, along with other PCS affiliates of Sprint, is currently disputing the validity of Sprint's right to pass through this fee to the affiliates. If this dispute is resolved unfavorably to Horizon PCS, then Horizon PCS will incur additional expenses. As of March 31, 2003, Horizon PCS has not recorded or paid amounts billed by Sprint for 3G development costs of approximately $813,000.

OPERATING LEASES

     The Company leases office space and various equipment under several operating leases. In addition, Horizon PCS has tower lease agreements with third parties whereby it leases towers for substantially all of its cell sites. The tower leases are operating leases with a term of five to ten years with three consecutive five-year renewal option periods. In addition, Horizon PCS receives a site development fee from a tower lessor for certain tower sites which the lessor constructs on behalf of the Company.

     Horizon PCS also leases space for its retail stores. At March 31, 2003, Horizon PCS leased 43 retail stores operating throughout its territories.

LEGAL MATTERS

     The Company is party to legal claims arising in the normal course of business. Although the ultimate outcome of the claims cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material adverse impact on the Company's results of operations or financial condition.

HORIZON PCS STORE CLOSINGS

     During the first quarter of 2003 the Company closed two retail stores. In conjunction with these closing, we recorded a liability and corresponding lease expense of approximately $97,000 representing the net present value of the remaining lease obligations, net of the anticipated sublease revenues.

NTELOS NETWORK AGREEMENT

     In August 1999, Horizon PCS entered into a wholesale network services agreement with the West Virginia PCS Alliance and the Virginia PCS Alliance (the "Alliances"), two related, independent PCS providers whose network is managed by NTELOS. Under the network services agreement, the Alliances provide Horizon PCS with the use of and access to key components of their network in most of HPCS' markets in Virginia and West Virginia. The initial term was through June 8, 2008, with four automatic ten-year renewals.

     This agreement was amended in the third quarter of 2001 to provide for a minimum monthly fee to be paid by Horizon PCS through December 31, 2003. The minimum monthly fee includes a fixed number of minutes to be used by Horizon PCS' subscribers. Horizon PCS incurs additional per minute charges for minutes used in excess of the fixed number of minutes allotted each month. The aggregate amount of future minimum payments for the full year ended December 31, 2003 is $38,600,000. Total costs recorded, for both fixed and variable charges incurred by the NTELOS agreement, were approximately $9.7 million and $6.7 million for the three months ended March 31, 2003 and 2002, respectively, and approximately $33,036,000, for the year ended December 31, 2002.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2003 and December 31, 2002
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

ASSET RETIREMENT OBLIGATION

     Horizon PCS owns three of the towers within its wireless network. Under the provisions of SFAS No. 143, which the Company adopted on January 1, 2003, a liability and a corresponding asset in the amount of approximately $23,000 were recorded on January 1, 2003 for the legal obligation the Company has to remove these towers and make necessary improvements to bring the site to its original condition at the end of the land lease term. A one-time charge of approximately $10,000 for the cumulative change in accounting policy is included in "Interest income and other, net" for the period ended March 31, 2003. The balance of the asset will be depreciated over the remaining lives of the land leases associated with the towers.

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

                           FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "may", "might", "could", "would", "believe", "expect", "intend", "plan", "seek", "anticipate", "estimate", "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including without limitation, the statements under "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "ITEM 5. Other Information" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

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

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. See "ITEM 5. Other Information" included herein for further information regarding risks and uncertainties related to our businesses.

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

     At March 31, 2003, Chillicothe Telephone serviced approximately 38,200 access lines in Chillicothe, Ohio and the surrounding area. Horizon Technology provided Internet service to approximately 11,700 customers through its bright.net Internet service. At March 31, 2003, Horizon PCS had launched service covering approximately 7.4 million residents, or approximately 71% of the total population in its territory, and serving approximately 294,900 customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Allowance for Doubtful Accounts. With respect to Horizon PCS, estimates are used in determining our allowance for doubtful accounts receivable, which are based on a percentage of our accounts receivables by aging category. The percentage is derived by considering our historical collections and write-off experience, current aging of our accounts receivable and credit quality trends, as well as Sprint's credit policy. The following table provides certain statistics on Horizon PCS' allowance for doubtful accounts receivable of wireless subscribers for the three months ended March 31:

                                                         2003           2002
                                                     ------------  ---------
Provision as a percent of wireless subscriber
  revenue............................................         3%          10%
Write-offs, net of recoveries as a percent of
  wireless subscriber revenue........................         4%          10%
Allowance for doubtful accounts as a percent of
  PCS accounts receivable............................         8%          10%

     During the second half of 2001 and first half of 2002, a significant number of our wireless customer additions were under the No Deposit Account Spending
Limit ("NDASL") program. These lower credit quality customers activated under the NDASL program led to higher churn rates and an increased amount of bad debt during 2002 as a significant number of these customers were disconnected and written-off. Sprint has discontinued the NDASL program and replaced it with Clear Pay, which tightened credit restrictions, and Clear Pay II, which re-instituted deposit requirements for most lower credit quality customers and introduces additional controls on loss exposure. In addition, we've focused our marketing efforts into recruiting higher quality customers. As a result, our percentage of prime credit customers in our subscriber portfolio increased to 73% at March 31, 2003, up from its lowest percentage of 65% at March 31, 2002. The improvement of our wireless subscriber base has reduced our exposure to write-offs. In addition, during the first quarter of 2003, we received approximately $900,000 for deposits Sprint had retained through August of 2002, that should have been used to offset write-offs. We applied this refund as a reduction to bad debt expense.

     With respect to our landline segments, accounts receivable consists primarily of amounts billed to interexchange carriers for allowing their customers to access our network when their customers place a call. Accounts receivable also includes charges for advertising in Chillicothe Telephone's yellow pages directory and amounts billed to customers for monthly services. Our collection history with interexchange carriers has been good. However, all pre-petition accounts receivables from WorldCom and WorldCom's MCI division, which declared bankruptcy on July 21, 2002, were written off at year-end 2002.

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

     Horizon PCS recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonable assured. Horizon PCS revenue recognition policy is consistent with the current interpretations of SEC SAB No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense is deferred and will be recorded over the average contract life for those customers (currently estimated to be 24 months) that are assessed an activation fee.

     A management fee of 8% of collected PCS revenues from Sprint PCS subscribers based in Horizon PCS' territory, is accrued as services are provided and remitted to Sprint and recorded as general and administrative. Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees, and roaming services provided to Sprint PCS customers who are not based in Horizon PCS' territory are not subject to the 8% management fee.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

     This discussion and analysis is presented on an operating segment basis. The following unaudited table details the consolidated statements of income by operating segment for the three months ended March 31, 2003 and 2002:


                                                         For the Three Months Ended, March 31,
                                        Wireless Personal
                                     Communications Services      Landline Telephone     Corporate and Other Services
                                   --------------------------  ------------------------  ----------------------------
(Dollars in thousands)
OPERATING REVENUES:                    2003          2002         2003         2002          2003         2002
                                   ------------  ------------  -----------  -----------  -----------  ------------
   PCS subscriber and roaming.....  $    57,372   $  45,733     $      --    $      --    $      --    $      --
   PCS equipment..................        1,818       2,375            --           --           --           --
   Basic local and long-distance
     and other landline...........           --          --         4,377        4,598           --           --
   Network access.................           --          --         5,427        4,596           --           --
   Equipment systems sales,
     information services,
     Internet access and other....           --          --            --           --        2,245        2,106
                                   -----------   -----------  -----------  ------------  ------------- -----------
     Total operating revenues....        59,190      48,108         9,804        9,194        2,245        2,106
                                    -----------  ------------  -----------  -----------  -----------  ------------

OPERATING EXPENSES:
   Cost of PCS and other
     equipment sale..............         5,755       4,920            --           --          156          172
   Cost of services..............        43,797      35,650         2,490        2,285        1,772        1,557
   Selling and marketing.........        12,441      14,707           183          113          233          265
   General and administrative....         7,557       7,565         1,885        1,566        3,422        3,667
   Non-cash compensation.........            93         106             1            1            3           (5)
   Loss on disposal of assets....           257         286            --           --           --           --
   Depreciation and amortization.        10,861       7,950         1,738        1,680          610          490
                                    -----------  ------------  -----------  -----------  -----------  ------------
     Total operating expenses....        80,761      71,184         6,297        5,645        6,196        6,146
                                    -----------  ------------  -----------  -----------  -----------  ------------

OPERATING INCOME (LOSS)..........       (21,571)    (23,076)        3,507        3,549       (3,951)      (4,040)
                                    -----------  ------------  -----------  -----------  -----------  ------------

NONOPERATING INCOME (EXPENSE):
   Interest expense, net.........       (16,273)    (12,738)         (702)        (465)          --           (1)
   Subsidiary preferred stock
     dividends...................        (3,069)     (2,856)           --           --           --           --
   Interest income and other, net           300         744            12          (13)           4           11
                                    -----------  ------------  -----------  -----------  -----------  ------------
   Total nonoperating expense....       (19,042)     (14,850)        (690)        (478)           4           10
                                    -----------  ------------  -----------  -----------  -----------  ------------

LOSS BEFORE INCOME TAX EXPENSE
   AND MINORITY INTEREST.........       (40,613)    (37,926)        2,817        3,071       (3,947)      (4,030)

INCOME TAX (EXPENSE) BENEFIT.....            --          --          (341)        (440)         178          232

MINORITY INTEREST IN LOSS........            --          --            --           --           --           --
                                    -----------  ------------  -----------  -----------  -----------  ------------

NET INCOME (LOSS)................   $   (40,613)  $ (37,926)    $   2,476    $   2,631    $  (3,769)   $  (3,798)
                                    ===========  ============  ===========  ============  ============= ===========

OTHER COMPREHENSIVE INCOME (LOSS)
Net realized gain on hedging
  activities.....................           334         390            --           --           --           --
Net unrealized gain (loss) on
  securities available-for-sale,
  net of taxes...................            --          --            44         (678)          --           --
                                    -----------  ------------  -----------  -----------  -----------  ------------

COMPREHENSIVE INCOME (LOSS)......   $   (40,279)  $ (37,536)    $   2,520    $   1,953    $  (3,769)   $  (3,798)
                                    ===========  ============  ===========  ============  ============= ===========



WIRELESS PERSONAL COMMUNICATIONS SERVICES SEGMENT

     The following discussion details key operating metrics and focuses on the details of the financial performance of our wireless personal communications segment over the three months ended March 31, 2003 compared to three months ended March 31, 2002. Our wireless personal communications segment consists entirely of the operations of Horizon PCS.

KEY METRICS - HORIZON PCS

    Horizon PCS provides certain financial measures that are calculated in accordance with accounting principles generally accepted in the Unites State ("GAAP") and adjustments to GAAP ("non-GAAP") to assess its financial performance. In addition, Horizon PCS uses certain non-financial terms, such as churn, which are metrics used in the wireless communications industry and are not measures of financial performance under GAAP. The non-GAAP financial measures reflect standard measures of liquidity, profitability or performance and the non-financial metrics reflect industry conventions, both of which are commonly used by the investment community for comparability purposes. The non-GAAP financial measures should be considered in addition to, not as substitutes for, the information prepared in accordance with GAAP. Please refer to Horizon PCS' Form 10-Q dated March 31, 2003 for a discussion of its key metrics.

RESULTS OF OPERATIONS

     Subscriber revenues. Subscriber revenues for the three months ended March 31, 2003, were approximately $43.6 million, compared to approximately $34.9 million for the three months ended March 31, 2002, an increase of approximately $8.7 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We managed approximately 294,900 customers at March 31, 2003, compared to approximately 222,700 at March 31, 2002. The growth in subscriber revenue was reduced by decreases in ARPU resulting from lower minute sensitive and monthly recurring fees.

     Roaming  revenues.  Roaming  revenues  increased from  approximately  $10.8 million during the three months ended March 31, 2002, to approximately $13.8 million for the three months ended March 31, 2002, an increase of approximately $3.0 million. This increase resulted from launching additional markets over the past year as well as expanding roaming agreements with wireless carriers, offset by the decrease in the reciprocal roaming rate described above.

     Equipment revenues. Equipment revenues for the three months ended March 31, 2003, were approximately $1.8 million, compared to approximately $2.4 million for the three months ended March 31, 2002, representing a decrease of approximately $600,000. The decrease is attributable to a decline in the sales price of handsets as the average sales price, net of discounts and rebates, decreased to $59 for the three months ended March 31, 2003, from $129 for the same period in 2002, partially offset by an increase in the number of handsets sold. We expect the sales price to remain at this lower level, or perhaps decline further, for the next few quarters.

     Cost of PCS and other equipment sales. Cost of equipment for the three months ended March 31, 2003, was approximately $5.8 million, compared to approximately $4.9 million for the three months ended March 31, 2002, an increase of approximately $900,000. The increase in the cost of equipment is the result of the growth in our wireless customers. We sold approximately 31,000 handsets through our direct sales channels during the three months ended March 31, 2003, compared to approximately 18,000 during the same period in 2002. This was partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Cost of service. Cost of service for the three months ended March 31, 2003, was approximately $43.8 million, compared to approximately $35.7 million for the three months ended March 31, 2002, an increase of approximately $8.1 million. This increase reflects an increase in roaming expense and long distance charges of approximately $1.7 million and the increase in costs incurred under our network services agreement with the Alliances of approximately $3.0 million, both as a result of our subscriber growth during 2002 and the first quarter of 2003. Additionally, at March 31, 2003, our network covered approximately 7.4 million people compared to approximately 7.2 million at March 31, 2002. As a result, cost of service in 2003 was higher than 2002 due to the increase in network operations, including tower lease expense, circuit costs and payroll expense, of approximately $1.4 million. Growth in our customer base resulted in increased customer care, activations, and billing expense of approximately $1.2 million and other variable expenses, including increased switching and national platform expenses, of approximately $800,000.

     Selling and marketing expenses. Selling and marketing expenses decreased to approximately $12.4 million for the three months ended March 31, 2003, compared to approximately $14.7 million for the three months ended March 31, 2002, a decrease of approximately $2.3 million. This decrease includes a reduction to marketing and advertising in our sales territory of approximately $600,000, the decrease in subsidies and rebates on handsets sold by third parties of approximately $1.0 million and the decrease in commissions paid to third parties of approximately $700,000. Commissions and rebates related to third party activations declined in the first quarter of 2003 due to less activations out of those channels compared to the prior year. Sales out of our retail stores were greater in 2003, thus offsetting the decline out of the other channels.

     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2003, were essentially flat compared to the same period in 2002 at approximately $7.6 million. A decrease in the provision for doubtful accounts of approximately $2.1 million was offset by an increase in the Sprint PCS management fee of approximately $900,000 and other general expenses of approximately $1.2 million. The decrease in the provision for doubtful accounts was partially due to an approximate $900,000 non-recurring credit received from Sprint related to deposits that should have offset the write off amounts provided by Sprint. We were notified of this error by Sprint during the first quarter and the cash was received subsequently thereafter, reducing our bad debt expense from approximately 5% to 3% of subscriber revenue. As we are focusing our subscriber efforts on better credit quality customers, we anticipate bad debt expense to remain at the 5% to 7% of revenue level for the second quarter.

     Non-cash compensation expense. Horizon PCS recorded approximately $100,000 for the three months ended March 31, 2003 and 2002, for certain stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these stock options is approximately $400,000 in 2003, $200,000 in 2004, and $100,000 in 2005.

     Loss on sale of property and equipment. During the three months ended March 31, 2003, we incurred a loss of approximately $300,000 related to closing of two of our retail stores and a planned store that never opened.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $3.0 million to a total of approximately $10.9 million during the three months ended March 31, 2003. The increase reflects the continuing construction of our network as we funded approximately $63.1 million of capital expenditures during 2002.

     Amortization expense includes amortization of an intangible asset recorded in September 2000 related to the new markets granted to us by Sprint PCS in September 2000. Amortization expense related to this intangible asset was approximately $200,000 for the three months ended March 31, 2003 and 2002.

     Interest expense, net. Interest expense for the three months ended March 31, 2003, was approximately $16.3 million, compared to approximately $12.7 million in 2002.

     At March 31, 2003, the interest rate on the $105.0 million term loan A borrowed under our secured credit facility was 5.40%, while the interest rate on the $50.0 term loan B was 5.86%. Interest expense on the secured credit facility was $2.4 million and $1.2 million during the three months ended March 31, 2003 and 2002, respectively.

     We accrue interest at a rate of 14.00% annually on our discount notes issued in September 2000 and will pay interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $101.4 million at March 31, 2003. Interest expense on the discount notes was approximately $7.3 million and $6.4 million during the three months ended March 31, 2003 and 2002, respectively.

     On June 15, 2002, we began making semi-annual interest payments on our senior notes issued in December 2001 at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $6.0 million during the three months ended March 31, 2003 and 2002. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

     Interest expense also includes approximately $700,000 and $600,000 during the three months ended March 31, 2003 and 2002, respectively, of amortization from the deferred financing fees related to our secured credit facility, our discount notes and our senior notes. Also contributing to interest expense was approximately $400,000 and $600,000 during the three months ended 2003 and 2002, respectively, in commitment fees we paid on the unused portion of our secured credit facility.

     Capitalized interest during the three months ended March 31, 2003 and 2002, was approximately $500,000 and $2.1 million, respectively.

     Preferred stock dividend. Our convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing May 1, 2001. The dividends are paid with additional shares of convertible preferred stock. Through May 1, 2003, we have issued an additional 5,486,298 shares of convertible preferred stock in payments of all dividends through April 30, 2003, including 1,141,206 shares on May 1, 2003.

     Interest income and other, net. Interest income and other income for the three months ended March 31, 2003, was approximately $300,000 compared to approximately $700,000 in 2002 and consisted primarily of interest income. This decrease was due primarily to a lower average balance of cash investments during the first quarter of 2003 as compared to the same period in 2002 and a lower short-term interest rates.

     Net loss. Horizon PCS' net loss for the three months ended March 31, 2003, was approximately $40.6 million compared to approximately $37.9 million for the three months ended March 31, 2002. The increase in our loss reflects the continued expenses related to launching our markets and building our customer base.

     Other comprehensive income. During 2001, Horizon PCS entered into two two-year interest rate swaps, effectively fixing $50.0 million of the term loan B borrowed under the secured credit facility. The first swap expired on January 27, 2003, and the amounts effected remained unhedged. We do not expect the effect of the remaining swap to have a material impact to interest expense for the remainder of its life. Other comprehensive income of approximately $300,000 and $400,000 were recorded for the three months ended March 31, 2003 and 2002, respectively.

LANDLINE TELEPHONE SERVICES SEGMENT AND ALL OTHER SERVICES

     The following discussion details the results of operations of our landline telephone services segment and all other services not assigned to a segment for the last fiscal quarter.

RESULTS OF OPERATIONS

     Revenues. Network access revenue increased by approximately $800,000 for the three months ended March 31, 2003, to approximately $5.4 million. The Company saw an increase in access revenues due to an increase in Universal Service Fund ("USF") revenues for the three months ended March 31, 2003 compared to the same period in 2002. USF revenues have increased from an added element, Interstate Safety Net Support, and we have also benefited from an increase in loop costs. Long distance charges decreased by approximately $100,000 due to lower usage by our customers, as usage for long distance continues to shift to wireless devices. Directory advertising revenue increased by approximately $100,000.

     Internet access and other revenues increased by approximately $100,000 to $2.2 million for the three months ended March 31, 2003. Other revenues were impacted by increased VDSL revenue as we continue to build our customer base, which was somewhat offset by lower bright.net dial-up Internet service subscribers. We believe a number of these lost dial-up customers have switched to high-speed VDSL service.

     Cost of PCS and other equipment sales. Cost of goods sold primarily consists of business system sales and customer maintenance expenses. Cost of goods sold for corporate and other services was essentially flat for the three months ended March 31, 2003 as compared to the same period in 2002.

     Cost of services. Cost of services includes customer care support, and network-related costs, including switching, access and circuit expenses. Cost of services also includes expenses related to the installation of Chillicothe Telephone's VDSL service.

     Cost  of  services  for  the  three  months  ended  March  31,  2003,   was
approximately $2.5 million for the landline telephone segment, compared to approximately $2.3 million for the three months ended March 31, 2002, an increase of approximately $200,000 due to increased personnel wages and other related expenses.

     Cost of services for the three months ended March 31, 2003 for Corporate and Other Services, was approximately $1.8 million compared to approximately $1.6 million for the same period in 2002, an increase of approximately $200,000. The increase is related to the continued installation and programming expenses associated with our VDSL service.

     Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs including marketing for VDSL. Selling and marketing expenses for landline telephone and other related services was approximately $200,000 for the three months ended March 31, 2003, compared to approximately $100,000 for the three months ending March 31, 2002. The increase of approximately $100,000 is related to additional payroll and related benefit expenses.

     Selling and marketing expenses for corporate and other services was essentially flat for the three months ended March 31, 2003 compared to the same three months in 2002.

     General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses for the landline telephone and other services increased by approximately $300,000 to approximately $1.9 million for the three months ended March 31, 2003, primarily due to an increase in the provision for uncollectibles.

     General and administrative expenses for corporate and other services decreased by approximately $300,000 to approximately $3.4 million for the three months ended March 31, 2003. The decrease is related to lower administrative and other general operating expenses such as legal fees and external technical support.

     Non-cash compensation expense. Non-cash compensation expense is the amortization of the value of stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. Non-cash compensation expense for the landline telephone, corporate and other services was essentially flat for the three months ended March 31, 2003 compared to the same three months in 2002.

     Depreciation and amortization expense. Depreciation and amortization expenses for landline telephone and other services was essentially flat at approximately $1.7 million for each of the three months ended March 31, 2003 and 2002. Depreciation and amortization expense for corporate and other services increased by approximately $100,000 to $600,000 for the three months ended March 31, 2003. This increase was related to the additional VDSL assets that have been added to our network and its build-out.

     Interest expense, net. Interest expense for the landline telephone and other services for the three months ended March 31, 2003, was approximately $700,000, compared to approximately $500,000 for the three months ended March 31, 2002. The increase in interest expense was a result of our additional debt outstanding during the three months ended March 31, 2003, compared to the same period in 2002. We expect further increases in interest expense in 2003 due to anticipated higher average debt levels.

     In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64% Senior Notes. A portion of the proceeds was used to retire the line of credit on September 28, 2002. Interest expense on the 2002 Senior Notes was approximately $500,000 for the three months ended March 31, 2003. Interest expense on the retired line of credit and the retired 1993 Senior Notes was approximately $300,000 for the three months ended March 31, 2002. Interest expense on Chillicothe Telephone's 1998 Senior Notes was approximately $200,000 in the first quarter of both 2003 and 2002. Capitalized construction interest was approximately $10,000 and $28,000, for the three months ended March 31, 2003 and 2002, respectively.

     Interest income and other, net. The landline telephone service segment recorded approximately $12,000 of other income in the three months ended March 31, 2003. In 2002, expense of approximately $13,000 was recorded related to non-operating corporate activity.

     Income tax expense. Income tax expense for the three months ended March 31, 2003, was approximately $300,000 compared to approximately $400,000 for the same period in 2002, reflecting lower net income before tax in 2003.

     Minority interest in loss. During the first quarter of 2003, two Horizon PCS executives exercised 200 options for class A common stock. These transactions created a less than 1% ownership in the equity of Horizon PCS. Horizon Telcom accounts for this ownership by recording the portion of net loss attributable to the minority shareholders as minority interest in loss in the accompanying condensed consolidated statements of operations. There will not be any further allocations to minority interests until such time as Horizon PCS becomes profitable and any unallocated losses to minority interests are offset with income in future periods.

     Net income (loss). Landline telephone services recorded an income of approximately $2.5 million for the three months ended March 31, 2003 compared to an income of approximately $2.6 million for the three months ended March 31, 2002. Corporate and Other services recorded a loss of approximately $3.8 million for each of the three month periods ended March 31, 2003 and 2002.

     Other comprehensive income (loss). Chillicothe Telephone recognized approximately $44,000 of income in the first quarter of 2003, compared to a loss of approximately $678,000 for the same period in 2002, related to its investments available-for-sale, net of taxes of approximately $23,000 and $349,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, Horizon PCS was in compliance with its covenants with regards to its outstanding debt. However, Horizon PCS believes that it is probable that it will violate one or more of its covenants under its secured credit facility in 2003. The failure to comply with a covenant would be an event of default under Horizon PCS' secured credit facility, and would give the lenders the right to pursue remedies. These remedies could include acceleration of amounts due under the facility. If the lenders elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures for Horizon PCS' senior notes and discount notes (see Note 9) and would give Sprint certain remedies under our Consent and Agreement with Sprint. Horizon PCS does not have sufficient liquidity to repay all of the indebtedness under these obligations. Horizon PCS's independent auditors report dated March 4, 2003 states that these matters have substantial doubt about Horizon PCS' ability to continue as a going concern.

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

     Horizon PCS plans to take the following steps (some of which it has begun) within the next six months to achieve compliance under its debt facilities and to fund its operations:

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

     o    Consider closing or limiting service in our under performing markets.

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

     If Horizon PCS is unable to satisfactorily restructure its current debt and other contractual obligations, it would need to:

     O    obtain financing to satisfy or refinance its current obligations;

     O find a purchaser or strategic partner for Horizon PCS' business or otherwise dispose of its assets; or

     O    seek bankruptcy protection.

     During the first quarter of 2003, Horizon PCS proposed a more favorable financial arrangement with Sprint PCS relating to customer related support charges and fees. After consideration, we were informed by Sprint PCS that they were not willing to make any changes to the current Affiliate fee structure at this time.

     The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our financing based on our contractual level of long-term indebtedness:


(Dollars in millions)                                      Years Ending December 31,
                                     -------------------------------------------------------------------
                                         2003          2004          2005          2006         2007       Thereafter
                                     ------------  ------------  ------------  -----------  ------------  -----------
Horizon PCS:
Secured credit facility,
  due 2008.......................    $    155.0    $    146.7    $    126.5    $     99.7   $     71.6    $     --
     Variable interest rate (1) .           5.55%         5.55%         5.55%         5.55%        5.55%        5.55%
     Principal payments..........    $     --      $      8.3    $     20.2    $     26.8   $     28.1    $    71.6
Discount notes, due 2010 (2).....    $    217.5    $    253.1    $    283.7    $    286.1   $    288.5    $     --
     Fixed interest rate.........          14.00%        14.00%        14.00%        14.00%       14.00%       14.00%
     Principal payments..........    $     --      $     --      $     --      $     --     $     --      $   295.0
Senior notes, due 2011...........    $    175.0    $    175.0    $    175.0    $    175.0   $    175.0    $     --
     Fixed interest rate.........          13.75%        13.75%        13.75%        13.75%       13.75%       13.75%
     Principal payments..........    $     --      $     --      $     --      $     --     $    --       $   175.0

Chillicothe Telephone:
1998 Senior notes, due 2018 (3)..    $     12.0    $     12.0    $     12.0    $     12.0   $     12.0    $     --
     Fixed interest rate.........           6.72%         6.72%         6.72%         6.72%        6.72%        6.72%
     Principal payments..........    $     --      $     --      $     --      $     --     $     --      $    12.0
2002 Senior notes, due 2012 (4)..    $     30.0    $     30.0    $     30.0    $     30.0   $     30.0    $     --
     Fixed interest rate.........           6.64%         6.64%         6.64%         6.64%        6.64%        6.64%
     Principal payments..........    $     --      $     --      $     --      $     --     $     --      $    30.0


----------------------
   (1) Interest rate on the secured credit facility equals LIBOR plus a margin that varies from 400 to 450 basis points. At March 31, 2003, $25.0 million was effectively fixed at 7.65% through an interest rate swap discussed in "ITEM 3. Quantitative and Qualitative Disclosures About Market Risk". The nominal interest rate is assumed to equal 5.55% for all periods ($50.0 million at 5.86% and $105.0 million at 5.40%).
   (2) Face value of the discount notes is $295.0 million. End of year balances presented here are net of the discount and net of the related warrant value and assume accretion of the discount as interest expense at an annual rate of 14.00%.
   (3) On November 12, 2002, Chillicothe Telephone amended and restated its 1998 $12,000,000 senior notes due 2018. The interest rate on the amended notes will be 6.72%, an increase of 10 basis points, with the same maturity date as the 1998 Senior Notes.
   (4) In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64%, 10-year Senior notes due in full July 1, 2012. The proceeds of the offering were used to retire both the short-term line of credit and the non-current portion of the 1993 Senior Notes.

     Horizon Telcom, Chillicothe Telephone, Horizon Technology, and Horizon Services are not obligated in any form to assist Horizon PCS in their negotiations nor are they obligated to compensate any of Horizon PCS' creditors should Horizon PCS default on any debt agreements. While Horizon PCS faces several liquidity issues, the liquidity of Horizon Telcom independent of Horizon PCS is more favorable. Cash and working capital for Horizon Telcom, net of Horizon PCS, is approximately $10.0 million and approximately $13.8 million, respectively. We feel that this level of working capital is adequate to maintain Horizon Telcom's operations for the foreseeable future. Horizon Telcom, net of Horizon PCS, generated approximately $2.7 million of cash flow from operations during 2002.

     Statement of Cash Flows. At March 31, 2003, we had cash and cash equivalents of approximately $79.3 million, including Horizon PCS' deposit requirements discussed below, and working capital of approximately $79.3 million. At December 31, 2002, we had cash and cash equivalents of approximately $94.9 million and working capital of approximately $100.8 million. Horizon PCS was also required to escrow funds sufficient to cover the first four interest payments on the senior notes. These funds are presented as restricted cash on the consolidated balance sheet. The decrease in cash and cash equivalents of approximately $15.6 million is primarily attributable to the funding of our loss from continuing operations of approximately $41.9 million (this loss also includes certain non-cash charges) and funding our capital expenditures of approximately $4.1 million during the first quarter of 2003.

     Net cash used in operating activities for the three months ended March 31, 2003, was approximately $11.6 million. This reflects the continuing use of cash for our operations to build our customer base, including but not limited to providing service in our markets and the costs of acquiring new customers. The net loss of approximately $41.9 million was partially offset by increases to depreciation, increases in accrued liabilities, offset by increases to accounts receivable. We expect to continue to see negative cash flows from operations for 2003. Horizon PCS is taking additional steps, including reviewing all phases of operations and capital expenditures, to reduce the amount of cash needed for operations.

     Net cash used in investing activities was approximately $4.1 million for the first quarter of 2003, reflecting the continuing upgrade of our wireless network as well as the deployment of capital necessary to offer VDSL service. We expect future capital expenditures to be much less than 2002 and similar to the first quarter of 2003 level as we focus more on the operation and maintenance of our network and less on build out and expansion.

     Net cash provided by financing activities for the first quarter of 2003, was approximately $29,000, reflecting Chillicothe Telephone's draw on its line of credit for $500,000 somewhat offset by Horizon Telcom's payment of dividends of approximately $471,000, during the first quarter of 2003.

     Debt Covenants. As of March 31, 2003, Horizon PCS was in compliance with all of the applicable covenants, as amended. However as described above, the Company believes it is probable Horizon PCS will violate one or more of its covenants during 2003.

     The following table details the maximum amount available to be borrowed on the line of credit under Horizon PCS' secured credit facility for the period then ended (subject to other restrictions in the secured credit facility):


                                                        Maximum amount
                                                        available to be
                                                           borrowed
                                                       ------------------
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

    The following table details the minimum balance requirements placed on cash and cash equivalents under the amended terms of Horizon PCS' secured credit facility:

                                                             Deposit balance
                                                               requirement
                                                           ------------------
February 16, 2003, through March 31, 2003.............      $   11,000,000
April 1, 2003, through May 15, 2003...................           5,500,000

     As of March 31, 2003, Chillicothe Telephone was in compliance with the convents set forth by its 1998 Senior Notes and its 2002 Senior Notes.

     Credit Ratings. At March 31, 2003, the discount notes were rated by Standard and Poors ("S&P") as "CCC+" with a negative outlook. On April 1, 2003, S&P downgraded Horizon PCS' notes to "C", which is their lowest bond rating. At March 31, 2003, Moody's Investors Services ("Moody's") rated the notes as "C," which is Moody's lowest bond rating. The CUSIP on the discount notes is 44043UAC4.

     At March 31, 2003, the senior notes were rated by S&P as "CCC+" with a negative outlook. On April 1, 2003, S&P downgraded Horizon PCS' senior to "C", which is their lowest bond rating. At March 31, 2003, Moody's rated the senior notes as "C", which is Moody's lowest bond rating. The CUSIP on the senior notes is 44043UAH3.

     Funding Requirements. At March 31, 2003, Horizon PCS had a $95.0 million line of credit, with certain restrictions discussed above, committed under our secured credit facility. However, if Horizon PCS violates its debt covenants this line will not be available.

     For the year ended December 31, 2003, we anticipate our annual funding needs will be approximately $90.0 million, including projected operating cash losses, cash interest payments and capital expenditures. The terms of their respective credit agreements prohibit or severely restrict the ability of Chillicothe Telephone and Horizon PCS to provide funds to their affiliates in the event the affiliate experiences a shortfall. The actual funds required to build-out and upgrade our wireless network and to fund operating losses, working capital needs and other capital needs may vary materially from our estimates and additional funds may be required because of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks. Additionally, Sprint is planning to continually upgrade their nationwide wireless network to deploy higher data-rate speeds, which may require us to outlay additional capital expenditures in future years that have not been determined at this point. Should Horizon PCS be required to upgrade its network to provide additional 3G services that meet Sprint's standards, we may need to obtain additional financing to fund those capital expenditures.

     If we are unable to obtain any necessary additional financing, or if we incur further restrictions on the availability of our current funding to meet the covenants imposed under our credit facilities or Horizon PCS is unable to complete its network upgrades and build-out as required by the management agreements, Sprint may terminate its agreements; we will no longer be able to offer Sprint PCS products and services. In this event, Sprint may purchase our operating assets or capital stock under terms defined in our agreements with Sprint. Also, any delays in our build-out may result in penalties under our Sprint agreements, as amended.

     Other factors that may impact liquidity include:

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002, but continues to account for stock compensation costs in accordance with APB Opinion No. 25.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company adopted SFAS 146 on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishment of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long- lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company adopted this statement effective January 1, 2003.

     In 2002, the FASB's EITF, reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how a vendor should account for arrangements under which it will perform multiple revenue-generating activities. The guidance in this Issue is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003. The Company is still evaluating the impact this guidance might have on its financial position, results of operations and cash flows. The Company will adopt the guidance in Issue 00-21 as of July 1, 2003.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     In the first quarter of 2001, Horizon PCS entered into a two-year interest rate swap, effectively fixing $25.0 million of term loan B borrowed under the secured credit facility. This swap expired in January 2003; the amounts affected remain unhedged. In the third quarter of 2001, Horizon PCS entered into another two-year interest rate swap, effectively fixing the remaining $25.0 million of term loan B. The table below compares current market rates on the balances subject to the swap agreements:

         (Dollars in millions)                     At March 31, 2003
                                       --------------------------------------
                                          Balance     Market rate   Swap rate
         Swap 2.....................         $25.0       5.86%         7.65%

     Since our swap interest rate is currently greater than the market interest rate on our underlying debt, our results from operations currently reflect a higher interest expense than had we not hedged our position. At March 31, 2003, the Company recorded approximately $334,000 in other comprehensive gains related to the swap on the balance sheet.

     While we cannot predict our ability to refinance existing debt, we continue to evaluate our interest rate risk on an ongoing basis. If we do not renew our swaps, or, if we do not hedge incremental variable-rate borrowings under our secured credit facility, we will increase our interest rate risk, which could have a material impact on our future earnings. As of March 31, 2003, approximately 81% of our long-term debt is fixed rate or is variable rate that has been swapped under fixed-rate hedges, thus reducing our exposure to interest rate risk. Currently, a 100 basis point increase in interest rates would increase our interest expense approximately $1.3 million.

ITEM 4.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the Company. With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    NONE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During February 2003, two people holding options to acquire Horizon PCS class A common stock each exercised the vested portions of the options (100 shares each at $0.12 per share). Each was an executive officer or director. Exemption from the registration provisions of the Securities Act for the transactions was claimed under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve any public offering, the purchasers were sophisticated with access to the kind of information registration would provide and that such purchasers acquired such securities without a view towards distribution thereof. In addition, exemption form the registration provisions of the Securities Act for the transactions was claimed under Section 3(b) of the Securities Act on the basis that such securities were sold pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation and not for capital raising purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

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

     On a net basis, we estimate that Horizon PCS will incur approximately $5.5 million of charges from Horizon Services (a subsidiary of Horizon Telcom) in fiscal 2003. If the services agreement between Horizon Telcom and Horizon PCS is terminated for any reason, Horizon Telcom and its subsidiaries (excluding Horizon PCS) will lose this source of revenue and will be required to lower its costs and expenses to meet its business plan. Horizon Telcom may have little notice of any such termination. A failure to reduce these expenses in a timely manner could adversely affect Horizon Telcom's liquidity, financial condition and results of operations.

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

     RISK OF LOSS OR REDUCTION OF NETWORK ACCESS CHARGE REVENUES. Approximately 8% of the Company's total revenues for the three months ended March 31, 2003, came from network access charges, which are paid to us by intrastate carriers and interstate long distance carriers for originating and terminating calls in the regions we serve. The amount of access charge revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. The FCC continues to reform the federal access charge system. States often mirror these federal rules in establishing intrastate access charges. It is unknown at this time how changes to the FCC's access charge regime will affect us. Federal policies being implemented by the FCC strongly favor access charge reform, and our revenues from this source could be at risk. Regulatory developments of this type could adversely affect our business.

     RISK OF LOSS OR REDUCTION OF UNIVERSAL SERVICE SUPPORT. We receive Universal Service Support Fund, or USSF, revenues to support the high cost of our operations in rural markets. In the first quarter of 2003, USSF revenues accounted for approximately 2% of total revenues. If Chillicothe Telephone were unable to receive support from the Universal Service Support Fund, or if such support was reduced, Chillicothe Telephone would be unable to operate as profitably as before such reduction.

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

     The method for calculating the amount of such support could change in 2003. It is unclear whether the chosen methodology will accurately reflect the costs incurred by Chillicothe Telephone, and whether it will provide for the same amount of universal service support that Chillicothe Telephone enjoyed in the past. The outcome of any of these proceedings or other legislative or regulatory changes could affect the amount of universal service support that we receive, and could have an adverse effect on our business.

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

     Horizon PCS' secured credit facility provides for aggregate borrowings of $250.0 million of which $155.0 million was borrowed as of March 31, 2003. Horizon PCS' secured credit facility includes financial covenants that must be met each quarter.

     We anticipate that, during 2003, Horizon PCS will become non-compliant with one or more of the financial covenants under its senior secured facility. If Horizon PCS does so, it will not have the right to borrow under its revolving line of credit. In addition, the banks would have the right to accelerate the indebtedness under the senior secured facility and to pursue remedies. In the event that the lenders under the senior secured facility accelerate Horizon PCS' indebtedness, such acceleration would cause an event of default under the indentures for its senior discount notes and its senior notes.

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR LONG-TERM DEBT OBLIGATIONS.

     As of March 31, 2003, Horizon PCS' total debt outstanding was $625.0 million, comprised of $155.0 million borrowed under its secured credit facility, $175.0 million due under its senior notes issued in December 2001 and $295.0 million represented by its discount notes (which are reported on our balance sheet at March 31, 2003, net of a discount of approximately $101.4 million).

     Horizon PCS' substantial debt will have a number of important consequences, including the following:

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

IF SPRINT TERMINATES THE SPRINT PCS AGREEMENTS, THE BUY-OUT PROVISIONS OF THOSE AGREEMENTS MAY DIMINISH THE VALUATION OF OUR COMPANY.

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

IF OTHER SPRINT NETWORK PARTNERS HAVE FINANCIAL DIFFICULTIES, THE SPRINT PCS NETWORK COULD BE DISRUPTED.

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

OUR REVENUES MAY BE LESS THAN WE ANTICIPATE WHICH COULD MATERIALLY ADVERSELY AFFECT OUR LIQUIDITY, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

WE MAY NOT RECEIVE AS MUCH SPRINT PCS ROAMING REVENUE AS WE ANTICIPATE AND OUR NON-SPRINT PCS ROAMING REVENUE IS LIKELY TO BE LOW.

    We are paid a fee from Sprint or a Sprint PCS affiliate for every minute that a Sprint PCS subscriber based outside of our territory uses our network. Similarly, we pay a fee to Sprint PCS or a Sprint PCS affiliate for every minute that our customers use the Sprint PCS network outside our territory. Our customers may use the Sprint PCS network outside our territory more frequently than we anticipate, and Sprint PCS subscribers based outside our territory may use our network less frequently than we anticipate. As a result, we may receive less Sprint PCS roaming revenue in the aggregate, than we previously anticipated or we may have to pay more Sprint PCS roaming fees in the aggregate than we anticipate. The fee for each Sprint PCS roaming minute used was decreased from $0.20 per minute before June 1, 2001, to $0.15 per minute effective June 1, 2001, and further decreased to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate was changed to $0.10 per minute in 2002. After 2002, the rate will be changed to "a fair and reasonable return." Sprint has reduced the reciprocal roaming rate to $0.058 per minute of use as of January 1, 2003. As a result, we may receive less Sprint PCS roaming revenue in the aggregate, than we previously anticipated. Furthermore, we do not expect to receive substantial non-Sprint PCS roaming revenue.

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

BECAUSE SPRINT HAS REQUIRED US TO UPGRADE OUR NETWORK TO PROVIDE "THIRD GENERATION" TECHNOLOGY, WE WILL FACE ADDITIONAL CAPITAL EXPENSES.

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

     Our strategy to minimize customer turnover, commonly known as churn, may not be successful. As a result of customer turnover, we lose the revenue attributable to these customers and increase the costs of establishing and growing our customer base. The PCS industry has experienced a higher rate of customer turnover as compared to cellular industry averages. We experienced an increase in churn during 2002, primarily caused by NDASL customers' inability to pay for services billed. Current and future strategies to reduce customer churn may not be successful.

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

REGULATION BY GOVERNMENT OR POTENTIAL LITIGATION RELATING TO THE USE OF WIRELESS PHONES WHILE DRIVING COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

          3.1(a) Articles of Incorporation of Horizon Telcom, Inc.

          3.2(a)  Bylaws of Incorporation of Horizon Telcom, Inc.

          4.1(a)  Form of Stock Certificate.

          99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          ------------------------
          (a) Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form 10 (Reg. No. 0-32617).

          (b)  Filed herewith.

      (B) Reports on Form 8-K

                  None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HORIZON TELCOM, INC.
                                          (Registrant)

Date:  May 14, 2003                       By: /s/ Thomas McKell
                                              ----------------------------------
                                                  Thomas McKell
                                                  Chief Executive Officer


Date:  May 14, 2003                       By: /s/ Peter M. Holland
                                              ----------------------------------
                                                  Peter M. Holland
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Chief Accounting Officer)

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                      /s/  Thomas McKell
                                        --------------------------
                                        Thomas McKell
                                        President and Chief Executive Officer

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



Date: May 14, 2003                              /s/  Peter M. Holland
                                                --------------------------
                                                Peter M. Holland
                                                Chief Financial Officer

1614131