Form 10-Q
period 2003-06-30
HORIZON TELCOM INC
filed 2003-08-15
CIK 1139218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q
                            ------------------------

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
                                  JUNE 30, 2003

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

As of August 15, 2003, there were 90,561 shares of class A common stock and 271,926 shares of class B common stock outstanding.


                              HORIZON TELCOM, INC.
                                    FORM 10-Q
                              SECOND QUARTER REPORT

                                TABLE OF CONTENTS

                                                                                PAGE NO.

PART I       FINANCIAL INFORMATION

   Item 1.   Financial Statements......................................................3

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................................23

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............43

   Item 4.   Controls and Procedures..................................................43

PART II      OTHER INFORMATION

   Item 1.   Legal Proceedings........................................................45

   Item 2.   Changes in Securities and Use of Proceeds................................45

   Item 3.   Defaults Upon Senior Securities..........................................45

   Item 4.   Submission of Matters to a Vote of Security Holders......................45

   Item 5.   Other Information........................................................45

   Item 6.   Exhibits and Reports on Form 8-K.........................................50


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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of June 30, 2003 and December 31, 2002
--------------------------------------------------------------------------------


                                                                                       June 30,         December 31,
                                                                                         2003               2002
                                                                                   ---------------   ---------------
ASSETS                                                                                (unaudited)
------
CURRENT ASSETS:
   Cash and cash equivalents ($55,000,000 on deposit at December 31, 2002, in
     accordance with covenant amendment in 2002)..............................     $    58,676,617   $    94,948,351
   Restricted cash............................................................          12,032,010        24,063,259
   Accounts receivable - subscriber, less allowance for doubtful accounts of approximately $2,371,000 and $2,654,000 at June 30, 2003 and December 31,
     2002, respectively.......................................................          23,686,991        20,560,658
   Accounts receivable - interexchange carriers, access charge pools and other, less allowance for doubtful accounts of approximately $168,000 as of June
     30, 2003 and $71,000 as of December 31, 2002.............................           5,530,948         5,045,930
   Inventories................................................................           5,495,716         6,336,877
   Investments, available-for-sale, at fair value.............................           1,282,470           745,860
   Prepaid expenses and other current assets..................................           7,292,822         5,926,816
                                                                                   ---------------   ---------------
         Total current assets.................................................         113,997,574       157,627,751
                                                                                   ---------------   ---------------
OTHER ASSETS:
   Intangible assets - Sprint PCS licenses, net of
     amortization.............................................................                  --        40,381,201
   Debt issuance costs, net...................................................          18,859,358        20,365,415
   Deferred PCS activation expense............................................           5,247,821         6,092,645
   Prepaid pension costs and other............................................           4,694,135         5,361,994
                                                                                   ---------------   ---------------
         Total other assets...................................................          28,801,314        72,201,255
                                                                                   ---------------   ---------------

PROPERTY, PLANT AND EQUIPMENT, NET ...........................................         266,731,021       315,921,107
                                                                                   ---------------   ---------------
              Total assets....................................................     $   409,529,909   $   545,750,113
                                                                                   ===============   ===============




(Continued on next page)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

As of June 30, 2003 and December 31, 2002
--------------------------------------------------------------------------------

                                                                                       June 30,        December 31,
                                                                                         2003              2002
                                                                                   ----------------  ----------------
                                                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
   Accounts payable...........................................................     $    17,654,473   $    24,827,065
   Payable to Sprint..........................................................          13,998,869         9,910,262
   Deferred PCS revenue.......................................................           6,340,000         5,308,457
   Accrued personal property, real estate and other taxes.....................           6,571,996         6,514,707
   Accrued interest, payroll and other accrued liabilities....................          10,953,390        10,237,300
   Lines of credit............................................................             750,000                --
   Current portion of long-term debt, net of discount.........................         531,344,322                --
                                                                                   ----------------  ----------------
         Total current liabilities............................................         587,613,050        56,797,791


LONG-TERM DEBT AND OTHER LIABILITIES:
   Long-term debt.............................................................          42,000,000       558,284,349
   Deferred income taxes, net.................................................           9,916,203        15,234,409
   Postretirement benefit obligation..........................................           7,150,767         6,526,991
   Deferred PCS activation revenue............................................           5,247,821         6,092,645
   Other long-term liabilities................................................          10,671,551        11,075,183
                                                                                   ----------------  ----------------
         Total long-term debt and other liabilities...........................          74,986,342       157,105,236
                                                                                   ----------------  ----------------
           Total liabilities..................................................         662,599,392       654,011,368
                                                                                   ----------------  ----------------

CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY.....................................         163,325,759       157,105,236

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock - class A, no par value, 200,000 shares authorized, 99,726
     shares issued and 90,561 shares outstanding, stated at $4.25 per share...             423,836           423,836
   Common stock - class B, no par value, 500,000 shares authorized, 299,450
     shares issued and 271,926 shares outstanding, stated at $4.25 per share..           1,272,662         1,272,662
   Treasury stock - 36,689 shares, at cost....................................          (5,504,700)       (5,504,700)
   Accumulated other comprehensive income (loss), net.........................             748,499           (67,307)
   Additional paid-in capital.................................................          72,197,212        72,197,212
   Deferred stock compensation................................................            (473,503)         (666,721)
   Retained deficit...........................................................        (485,059,248)     (333,021,473)
                                                                                   ---------------   ---------------
           Total stockholders' equity (deficit)...............................        (416,395,242)     (265,366,491)
                                                                                   ----------------  ----------------
              Total liabilities and stockholders' equity (deficit)............     $   409,529,909   $   545,750,113
                                                                                   ================  ================





              The accompanying notes are in integral part of these
                       consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

                                                    For the Three Months Ended         For the Six Months Ended
                                                               June 30,                          June 30,
                                                    ------------------------------   ------------------------------
                                                        2003             2002              2003            2002
                                                    --------------  --------------   --------------  --------------
OPERATING REVENUES:
     PCS subscriber and roaming..................   $  61,419,109   $  50,124,293    $ 118,790,756   $  95,857,681
     PCS equipment...............................       2,071,361       1,597,640        3,889,457       3,972,928
     Basic local and long-distance service.......       4,707,434       4,753,442        9,084,943       9,351,273
     Network access..............................       6,342,539       6,735,297       11,769,372      11,330,767
     Equipment systems sales, information
         services, Internet access and other.....       2,262,594       2,061,334        4,507,418       4,167,083
                                                    --------------  --------------   --------------  --------------
           Total operating revenues..............      76,803,037      65,272,006      148,041,946     124,679,732


OPERATING EXPENSES:
     Cost of goods sold .........................       5,175,011       3,836,701       11,085,558       8,928,711
     Cost of services (exclusive of items shown
         separately below).......................      50,889,739      45,337,798       98,949,166      84,829,940
     Selling and marketing.......................      12,779,812      11,333,217       25,636,771      26,418,675
     General and administrative (exclusive of
         items shown separately below)...........      15,476,271      13,901,747       28,340,160      26,699,836
     Non-cash compensation.......................          96,609          87,768          193,218         189,635
     (Gain) Loss on sale of property and
         equipment...............................         (41,064)        355,265          216,312         641,004
     Impairment of intangible assets and
         property and equipment..................      73,760,278       3,500,000       73,760,278       3,500,000
     Depreciation and amortization...............      12,617,127      11,730,985       25,826,403      21,850,995
                                                    --------------  --------------   --------------  --------------
           Total operating expenses..............     170,753,783      90,083,481      264,007,866     173,058,796
                                                    --------------  --------------   --------------  --------------

OPERATING LOSS...................................     (93,950,746)    (24,811,475)    (115,965,920)    (48,379,064)
                                                    --------------  --------------   --------------  --------------

NONOPERATING INCOME (EXPENSE):
     Interest expense, net.......................     (17,718,757)    (15,925,172)     (34,693,462)    (29,128,751)
     Subsidiary preferred stock dividends........      (3,151,448)     (2,856,397)      (6,220,557)     (5,712,766)
     Interest income and other, net..............         249,540         944,518          565,931       1,686,693
                                                    --------------  --------------   --------------  --------------
              Total nonoperating expense.........     (20,620,665)    (17,837,051)     (40,348,088)    (33,154,824)
                                                    --------------  --------------   --------------  --------------

LOSS BEFORE INCOME TAX EXPENSE and minority
   interest......................................    (114,571,411)    (42,648,526)    (156,314,008)    (81,533,888)

INCOME TAX BENEFIT...............................       5,381,937        (972,437)       5,218,663      (1,180,071)

MINORITY INTEREST IN LOSS........................              --              --               24              --
                                                    --------------  --------------   --------------  --------------

NET LOSS.........................................   $(109,189,474)  $ (43,620,963)   $(151,095,321)  $  (82,713,959)
                                                    ==============  ==============   ==============  ==============
Basic and diluted net loss per share.............   $     (301.22)  $     (120.36)   $     (416.83)  $     (228.25)
                                                    ==============  ==============   ==============  ==============
Weighted-average common shares outstanding ......         362,487         362,429          362,487         362,379
                                                    ==============  ==============   ==============  ==============


HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

                                                     For the Three Months Ended         For the Six Months Ended
                                                              June 30,                          June 30,
                                                    ------------------------------   -------------------------------
                                                        2003              2002              2003             2002
                                                    --------------  --------------   --------------  ---------------

NET LOSS..........................................  $(109,189,474)  $ (43,620,963)   $(151,095,321)  $  (82,713,959)
                                                    ==============  ==============   ==============  ===============
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on hedging activities..        127,737        (269,901)         461,644          120,042
Net unrealized gain (loss) on securities
     available-for-sale net of taxes of $159,681
     and $182,447 for the three and six months
     ended June 30, 2003, respectively............        309,969      (1,215,938)         354,162       (1,893,573)
                                                    --------------  --------------   --------------  ---------------
COMPREHENSIVE INCOME (LOSS).......................  $(108,751,768)  $ (45,106,802)   $(150,279,515)  $  (84,487,490)
                                                    ==============  ==============   ==============  ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                                    Six Months Ended June 30,
                                                                                  2003                    2002
                                                                            ----------------        ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................................................     $  (151,095,321)        $   (82,713,959)
                                                                            ----------------        ----------------
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Depreciation and amortization.......................................          25,826,403              21,850,995
   Impairment of intangible assets and property and equipment..........          73,760,278               3,500,000
   Deferred income tax benefit.........................................          (6,031,000)                     --
   Non-cash compensation expense.......................................             193,218                 189,635
   Non-cash interest expense...........................................          16,275,128              12,993,755
   Loss on disposal of property, plant and equipment...................             216,312                 641,004
   Non-cash preferred stock dividend of subsidiary.....................           6,220,557               5,712,766
   Minority interest in subsidiary.....................................                 (24)                     --
   Provision for bad debt expense......................................           3,843,309               7,368,879
   Loss on hedging activities..........................................                  --                  34,103
   Decrease (Increase) in certain assets:
     Accounts receivable...............................................          (7,454,660)            (13,280,531)
     Inventories.......................................................             841,161               2,008,333
     Prepaid expenses and other current assets.........................          (1,366,006)             (2,048,175)
   Increase (Decrease) in certain liabilities:
     Accounts payable..................................................          (7,172,592)             (4,448,623)
     Payable to Sprint.................................................           4,088,607               4,597,189
     Accrued liabilities and deferred PCS service revenue..............          13,836,172               8,211,315
     Other accrued liabilities.........................................                  --                      --
     Postretirement benefit obligation.................................             623,776                 424,129
     Other assets and liabilities, net.................................           1,239,731                 (58,950)
                                                                            ----------------         ---------------
       Total adjustments...............................................         124,940,370              47,695,824
                                                                            ----------------        ----------------
         Net cash used in operating activities.........................         (26,154,951)            (35,018,135)
                                                                            ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net...........................................          (9,924,353)            (54,634,274)
   Proceeds from sale of property and equipment........................                  --               1,543,482
   Purchase of short-term investments..................................                  --              (6,525,263)
                                                                            ----------------        ----------------
         Net cash used in investing activities.........................          (9,924,353)            (59,616,055)
                                                                            ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit........................................             750,000                      --
   Borrowings on long-term debt........................................                  --             105,000,000
   Repayments on long-term debt........................................                  --                (767,338)
   Deferred financing fees.............................................                  --              (2,461,230)
   Exercise of subsidiary stock options................................                  24                      --
   Dividends paid......................................................            (942,454)               (906,009)
                                                                            ----------------        ----------------
         Net cash provided by (used in) financing activities...........            (192,430)            100,865,423
                                                                            ----------------        ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................         (36,271,734)              6,231,233

CASH AND CASH EQUIVALENTS, beginning of period.........................          94,948,351             127,154,227
                                                                            ----------------        ----------------
CASH AND CASH EQUIVALENTS, end of period...............................     $    58,676,617         $   133,385,460
                                                                            ================        ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2003 and December 31, 2002
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - GENERAL

     The results of operations for the periods shown are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the periods presented. All such adjustments are of a normal recurring nature excluding the impairment of Horizon PCS' intangible assets and property and equipment (see Note 8) and the reclassification of Horizon PCS' long-term debt to short-term debt (see Note 10). The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002, which includes information and disclosures not presented herein.

NOTE 2 - LIQUIDITY

     As of June 30, 2003, Horizon PCS, Inc. ("Horizon PCS"), a subsidiary of Horizon Telcom and a registrant that files separate statements with the Securities and Exchange Commission, was not in compliance with its covenants with regard to its senior secured debt. Horizon PCS represents approximately 83% of total consolidated revenues for the quarter ended June 30, 2003 and 74% of the total consolidated assets at June 30, 2003. The failure to comply with a covenant is an event of default under the secured credit facility, which gives the lenders the right to pursue remedies against Horizon PCS. These remedies could include acceleration of amounts due under the facility. An acceleration of the amounts due under the facility would also represent a default under the indentures for the senior notes and discount notes. Therefore, all of the Horizon PCS' long-term debt has been classified as short-term as of June 30, 2003.

     On August 15, 2003, Horizon PCS delivered to the lenders under its senior secured credit facility a certificate that indicated that Horizon PCS failed to comply with a financial covenant for the second quarter of 2003 as required by the senior secured credit facility. On August 15, 2003, the lenders elected to declare an acceleration of the loans under the senior secured credit facility. On August 15, 2003, Horizon PCS and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. See Note 13.

     Horizon PCS is currently in the process of negotiating various terms with its creditors. Horizon Telcom, Chillicothe Telephone, Horizon Technology, and Horizon Services are not obligated in any form to assist Horizon PCS in its negotiations nor are they obligated to compensate any of Horizon PCS' creditors should Horizon PCS default on any debt agreements. Defaults of covenants on debt agreements of Horizon PCS will not result in defaults in any debt agreements or other contractual obligation of Horizon Telcom or any of its subsidiaries. Should Horizon PCS be unsuccessful in their discussions, the Company could potentially revise the ownership structure in Horizon PCS. Should Horizon Telcom's ownership fall below 50% or Horizon Telcom otherwise loses control of Horizon PCS, Horizon PCS may not be included in the consolidated results of Horizon Telcom. This would have a significant impact on the presentation of operations of Horizon Telcom.

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2003 and December 31, 2002
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

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

     Inventories consist of the following at June 30, 2003 and at December 31, 2002:

                                                     June 30,     December 31,
                                                       2003          2002
                                                  -------------  -------------
    Equipment held for resale..................   $  3,257,997   $  4,204,296
    Materials, supplies and work in progress...      2,237,719      2,132,581
                                                  -------------  -------------
       Total inventories.......................   $  5,495,716   $  6,336,877
                                                  =============  =============

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

ACCOUNTING FOR RATE REGULATION

     Chillicothe Telephone is subject to rate regulation. Statement of Financial Accounting Standards ("SFAS") No. 71 "Accounting for the Effects of Certain Types of Rate Regulation" provides that rate-regulated public utilities account for revenues and expenses and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates. Chillicothe Telephone follows the accounting and reporting requirements of SFAS No. 71. As of June 30, 2003, the Company has recorded regulatory liabilities of approximately $1,498,000. As of December 31, 2002, regulatory assets and liabilities were approximately $63,000 and $480,000, respectively.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2003 and December 31, 2002
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

     In connection with Horizon PCS' December 2001 offering of $175,000,000 of senior notes due in 2011 (Note 10), approximately $48,660,000 of the offering's proceeds were placed in an escrow account to be used toward the first four semi-annual interest payments due under the terms of the notes. Horizon PCS paid approximately $12,031,000 and $24,596,000, during six months June 30, 2003, and year ended December 31, 2002, respectively, representing the first three installments. The remaining interest payment has been classified as short-term and is scheduled for payment in December of 2003.

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

     The Company capitalizes interest pursuant to SFAS No. 34 "Capitalization of Interest Cost." The Company capitalized interest of approximately $645,000 and $3,185,000 for the six months ended June 30, 2003 and 2002, respectively. In addition, the Company capitalized labor costs of approximately $1,148,000 and $3,377,000 for the six months ended June 30, 2003 and 2002, respectively.

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2003 and December 31, 2002
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

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

     During the first quarter of 2003, two Horizon PCS executives exercised 200 options for class A common stock. These transactions created a less than 1% ownership in the equity of Horizon PCS. Horizon Telcom accounts for this ownership by recording the portion of net loss attributable to the minority shareholders as minority interest in loss in the accompanying consolidated statements of operations. There will be no further allocations to minority interest until such time as Horizon PCS becomes profitable and any unallocated losses to minority interest are offset with income in future periods.

STOCK-BASED COMPENSATION

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25", to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2003 and December 31, 2002
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each of the three and six month periods ending June 30:


                                                    Three Months Ended June 30,          Six Months Ended June 30,
                                                       2003             2002               2003              2002
                                                ---------------   ---------------    ---------------   ---------------
Net loss
  As reported.............................      $ (109,189,474)   $  (43,620,963)    $ (151,095,321)   $  (82,713,959)
Add: Stock-based employee compensation
  expense included in reported net loss...              96,609            87,768            193,218           189,635
Deduct: Total stock-based employee
  compensation expense determined under
  fair value base method for all awards...            (182,626)         (292,428)          (397,137)         (584,856)
                                                ---------------   ---------------    ---------------   ---------------
Pro Forma net loss........................      $ (109,275,491)   $  (43,825,623)    $ (151,299,240)   $  (83,109,180)
                                                ===============   ===============    ===============   ===============
Basic and diluted loss per share
As reported...............................      $      (301.22)   $      (120.36)    $      (416.83)   $      (228.25)
Pro forma.................................      $      (301.46)   $      (120.92)    $      (417.39)   $      (229.34)


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

NET LOSS PER SHARE

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted net loss per share is computed by dividing net loss, for each period, by the weighted-average outstanding common shares. No conversion of common stock equivalents (options, warrants or convertible securities) has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. There are three items that could potentially dilute basic earnings per share in the future. These items include the common stock options, the stock purchase warrants and the convertible preferred stock. These items will be included in the diluted earnings per share calculation when dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2003 and December 31, 2002
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amendments require that contracts with comparable characteristics be accounted for similarly, clarifies when a contract with an initial investment meets the characteristic of a derivative and clarifies when a derivative requires special reporting in the statement of cash flows. SFAS No. 149 is effective for hedging relationships designated and for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS No. 133 Statement Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003, which should be applied in accordance with their respective effective dates, and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not exist, which should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The application of SFAS No. 149 is not expected to have a material effect on the Company's consolidated financial statements.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company adopted SFAS No. 146 on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2003 and December 31, 2002
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

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

     The following table includes revenue, intercompany revenues, operating earnings (loss), depreciation and amortization expense and capital expenditures for the quarters ended June 30, 2003 and 2002, and assets as of June 30, 2003 and December 31, 2002, for each segment and reconciling items necessary to total to amounts reported in the financial statements:

                                                                    Net Revenue
                                             Three Months Ended June 30,      Six Months Ended June 30,
                                             -----------------------------   ----------------------------
                                                 2003            2002           2003          2002
                                             -------------   -------------   ------------   -------------

Wireless personal communications services..  $ 63,490,470    $ 51,721,933    $122,680,213   $ 99,830,609
Landline telephone services................    11,049,973      11,488,739      20,854,315     20,682,040
All other..................................     2,262,594       2,061,334       4,507,418      4,167,083
                                             -------------   -------------   ------------   -------------
 Total net revenues........................  $ 76,803,037    $ 65,272,006    $148,041,946   $124,679,732
                                             =============   =============   =============  =============



                                                             Intercompany Revenue
                                             Three Months Ended June 30,    Six Months Ended June 30,
                                             -----------------------------  -----------------------------
                                                 2003            2002             2003          2002
                                             -------------   -------------   ------------   -------------

Wireless personal communications services... $     17,351     $    91,986    $     22,531   $    193,092
Landline telephone services.................      294,637         403,341         609,212        805,255
All other...................................      174,509         111,422         306,153        218,739
                                             -------------   -------------   ------------   -------------
    Total intercompany revenues............. $    486,497     $   606,749    $    937,896   $  1,217,086
                                             =============   =============   =============  =============



HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2003 and December 31, 2002
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - SEGMENT INFORMATION (CONTINUED)



                                                                Operating Earnings (Loss)
                                              Three Months Ended June 30,       Six Months Ended June 30,
                                             ------------------------------  ------------------------------
                                                  2003           2002              2003           2002
                                             --------------  --------------  --------------- --------------

Wireless personal communications services..  $ (94,930,836)   $(26,667,777)   $(116,501,478)  $(49,743,322)
Landline telephone services................      4,794,325       5,416,299        8,300,947      8,964,841
All other..................................       (878,131)       (810,890)      (1,905,384)    (1,783,945)
Unallocated administrative expenses........     (2,936,104)     (2,749,107)      (5,860,005)    (5,816,638)
                                             --------------  --------------  --------------- --------------
    Total operating loss...................  $ (93,950,746)  $ (24,811,475)  $(115,965,920)  $ (48,379,064)
                                             ==============  ==============  ==============  ==============


                                                               Depreciation and Amortization
                                              Three Months Ended June 30,       Six Months Ended June 30,
                                             ------------------------------  -----------------------------
                                                  2003           2002              2003           2002
                                             --------------  --------------  --------------- -------------

Wireless personal communications services... $  10,291,619   $   9,479,776   $  21,152,305  $  17,429,407
Landline telephone services.................     1,695,936       1,723,654       3,434,249      3,403,328
All other...................................       629,572         527,555       1,239,849      1,018,260
                                             --------------  --------------  -------------- --------------
    Total depreciation and amortization..... $  12,617,127    $ 11,730,985    $ 25,826,403  $  21,850,995
                                             ==============  ==============  ============== ==============


                                                                  Capital Expenditures
                                              Three Months Ended June 30,       Six Months Ended June 30,
                                             -----------------------------    ---------------------------
                                                  2003           2002              2003           2002
                                             -------------   -------------   -------------  -------------

Wireless personal communications services..  $  3,440,316    $ 25,675,000    $  5,649,629   $ 49,113,012
Landline telephone services................     2,121,249       1,851,251       3,622,445      3,853,782
All other..................................       289,061         774,777         652,279      1,667,480
                                             -------------   -------------   -------------  -------------
    Total capital expenditures.............  $  5,850,626    $ 28,301,028    $  9,924,353   $ 54,634,274
                                             =============   =============   =============  =============


                                                                       Assets
                                                           June 30,            December 31,
                                                             2003                 2002
                                                        --------------       --------------
Wireless personal communications services........       $  303,510,054       $  443,116,762
Landline telephone services......................           87,710,171           83,258,131
All other........................................           18,309,684           19,375,220
                                                        --------------       --------------
    Total assets.................................       $  409,529,909       $  545,750,113
                                                        ==============       ==============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2003 and December 31, 2002
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - SEGMENT INFORMATION (CONTINUED)


     Net operating revenues by product and services were as follows for the three and six months ended June 30:


                                              Three Months Ended June 30,       Six Months Ended June 30,
                                             -----------------------------    -----------------------------
                                                  2003           2002              2003           2002
                                             -------------   -------------    -------------   -------------

Wireless personal communications services:
PCS subscriber revenue.....................  $  47,840,415   $  37,008,341    $  91,414,189   $  71,922,441
PCS roaming revenue........................     13,578,695      13,115,952       27,376,568      23,935,240
PCS equipment sales........................      2,071,360       1,597,640        3,889,456       3,972,928
                                             -------------   -------------    -------------   -------------
  Total personal communication services....     63,490,470      51,721,933      122,680,213      99,830,609
                                             -------------   -------------    -------------   -------------

Landline telephone services:
Basic local service........................      3,483,204       3,658,433        6,871,340       7,263,689
Long-distance service......................        230,190         269,022          478,735         578,414
Network access.............................      6,342,539       6,735,297       11,769,372      11,330,767
Other related telephone service............        994,040         825,987        1,734,868       1,509,170
                                             -------------   -------------    -------------   -------------
  Total landline telephone services........     11,049,973      11,488,739       20,854,315      20,682,040
                                             -------------   -------------    -------------   -------------

Other:
Internet access services...................        668,302         818,577        1,372,043       1,625,405
Equipment system sales.....................        202,723         240,617          482,051         620,953
Other miscellaneous revenues...............      1,391,569       1,002,140        2,653,324       1,920,725
                                             -------------   -------------    -------------   -------------
  Total other..............................      2,262,594       2,061,334        4,507,418       4,167,083
                                             -------------   -------------    -------------   -------------
      Total operating revenues.............  $  76,803,037   $  65,272,006    $ 148,041,946   $ 124,679,732
                                             =============   =============    =============   =============


HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2003 and December 31, 2002
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - INVESTMENTS

     The following summarizes unrealized gains and losses on investments at June 30, 2003, and December 31, 2002:

           2003:
           ----
                                                         Unrealized     Unrealized        Fair
                                             Cost           Gain           Loss           Value
                                          ----------     ----------     ----------     ----------

Equity securities available-for-sale      $  250,000     $1,032,470     $       --     $1,282,470
                                          ==========     ==========     ==========     ==========

           2002:
           ----
                                                         Unrealized     Unrealized        Fair
                                             Cost           Gain           Loss           Value
                                          ----------     ----------     ----------     ----------

Equity securities available-for-sale       $ 250,000     $  495,860     $       --     $  745,860
                                          ==========     ==========     ==========     ==========


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:


                                                        June 30,       December 31,
                                                          2003             2002
                                                      -------------   -------------
  Network assets..................................    $229,663,299    $293,825,031
  Switching equipment.............................      64,037,616      63,294,413
  Land and buildings..............................      15,997,233      15,856,491
  Computer and telecommunications equipment.......      13,923,784      13,369,767
  Furniture, vehicles and office equipment........      12,572,461      12,518,760
                                                      -------------   -------------
   Property, plant and equipment in-service, at cost.   36,194,393     398,864,462
  Accumulated depreciation........................     (74,937,977)    (99,376,895)
                                                      -------------   -------------
      Property, plant and equipment in-service, net    261,256,416     299,487,567
  Construction work in progress...................       5,474,605      16,433,540
                                                      -------------   -------------
          Total property, plant and equipment, net    $266,731,021    $315,921,107
                                                      =============   =============


     During the six months ended June 30, 2003, Horizon PCS incurred a loss of approximately $216,000 related to the disposal of assets from two of our retail stores closed during 2003. During the six months ended June 30, 2002, Horizon PCS retired certain network assets and replaced them with equipment to upgrade the network resulting in a loss of approximately $641,000.

     During the six months ended June 30, 2003, Horizon PCS recorded a liability of $22,600 and a cumulative change in accounting principle of $9,570 related to the adoption SFAS No. 143 for potential costs associated with certain asset retirement obligations. The cumulative change in accounting principle is included in "interest income and other, net" on the accompanying statement of operations.

     During the second quarter of 2003, Horizon PCS reduced the book value of the network assets related to an impairment recorded on property and equipment discussed below in Note 8.

NOTE 8 - IMPAIRMENT OF HORIZON PCS INTANGIBLE ASSETS AND PROPERTY AND EQUIPMENT

     Horizon PCS was not in compliance with the loan covenants as of June 30, 2003. This created the need for an impairment assessment of its intangible assets and property and equipment as required by SFAS No. 144. Therefore, Horizon PCS projected future undiscounted cash flows and determined they were insufficient to recover the carrying amounts for the intangible assets and property and equipment. This required Horizon PCS to recognize an impairment loss for the excess of carrying value over fair value. To determine fair value, Horizon PCS performed a valuation utilizing a cost approach adjusted for items such as technological and functional obsolescence as appropriate.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2003 and December 31, 2002
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 8 - IMPAIRMENT OF HORIZON PCS INTANGIBLE ASSETS AND PROPERTY AND EQUIPMENT (CONTINUED)

     Horizon PCS determined that the carrying value of the intangible assets exceeded the fair value of the assets. As a result, Horizon PCS recorded impairment on the intangible assets of approximately $39,152,000. As a result of the impairment charge, Horizon PCS recorded a tax benefit of $6,031,000 due to the reduction of a deferred tax liability related to the intangibles. As of June 30, 2003, net deferred income taxes were zero.

     Additionally, Horizon PCS determined the fair market value of the property and equipment was less than the carrying value of the assets. As a result, Horizon PCS recorded an impairment on property and equipment of approximately $34,609,000.

     During 2002, Horizon PCS launched switches in Tennessee and Pennsylvania and disconnected some switching equipment in Chillicothe, Ohio. As a result, approximately $6.2 million of switching equipment was considered an impaired asset as defined by SFAS No. 144. Accordingly, impairment expense for the three and six months ended June 30, 2002, includes approximately $3.5 million of expense related to the impaired assets. The total amount of depreciation recorded to date on this equipment was approximately $5.6 million. This equipment was sold for book value during 2003.

NOTE 9 - LINES OF CREDIT

     On December 15, 2002, Chillicothe Telephone entered into an agreement with Huntington National Bank for a line of credit that provides maximum borrowings of $15,000,000, payable on demand. Interest accrues on the outstanding balance at a fluctuating rate tied to the London Interbank Offered Rate ("LIBOR") and is due and payable monthly. At June 30, 2003, the interest rate on the line of credit was 2.73%. As of June 30, 2003, Chillicothe Telephone had drawn $750,000 under this line of credit. The line of credit contains several covenants requiring minimum tangible net worth, a fixed charge coverage ratio, a funded debt to consolidated total capitalization ratio and an interest coverage ratio. As of June 30, 2003, Chillicothe Telephone was in compliance with these covenants.

NOTE 10 - LONG-TERM DEBT

     The components of long-term debt outstanding are as follows:

                                    Interest Rate at
                                        June 30,        June 30,      December 31,
                                          2003            2003           2002
                                    ---------------- -------------   -------------
Horizon PCS:
  Discount notes.....................    14.00%      $295,000,000    $295,000,000
  Senior notes.......................    13.75%       175,000,000     175,000,000
  Secured credit facility-term loan A     5.10%       105,000,000     105,000,000
  Secured credit facility-term loan B     5.60%        50,000,000      50,000,000
Chillicothe Telephone:
  2002 Senior Notes..................     6.64%        30,000,000      30,000,000
  1998 Senior Notes..................     6.72%        12,000,000      12,000,000
                                                     -------------   -------------
   Long-term debt, par value.........                 667,000,000     667,000,000
Less: Unaccreted interest portion of
   Horizon PCS discount notes........                 (93,655,678)   (108,715,651)
Less: debt classified as short-term
  due to covenant violation..........                (531,344,322)            --
                                                     -------------   -------------
     Total long-term debt............               $  42,000,000    $558,284,349
                                                     -------------   -------------

     As of June 30, 2003, Horizon PCS was not in compliance with the covenants under the agreements for the senior credit facility, therefore, Horizon PCS' indebtedness is classified as short-term. On August 15, 2003, the lenders

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2003 and December 31, 2002
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 10 - LONG-TERM DEBT (CONTINUED)

accelerated the indebtedness under the senior credit facility. The acceleration also caused a default under Horizon PCS' senior and discount notes. Therefore, all of Horizon PCS' long-term debt has been classified as short-term as of June 30, 2003. On August 15, 2003, Horizon PCS and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. See Note 13.


     Horizon PCS' secured credit facility includes financial covenants including restrictions of its ability to draw on the $95.0 million line of credit. Due to the aforementioned covenant violation, the entire $95.0 million line of credit is unavailable.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

SPRINT 3G DEVELOPMENT FEES

     Over the past 18 months, Sprint increased service fees in connection with its development of 3G-related back-office systems and platforms. Horizon PCS, along with other PCS affiliates of Sprint, is currently disputing the validity of Sprint's right to pass through this fee to the affiliates. If this dispute is resolved unfavorably to Horizon PCS, then Horizon PCS will incur additional expenses. As of June 30, 2003, Horizon PCS has not recorded or paid amounts billed by Sprint for 3G development costs of approximately $1,100,000.

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

     Horizon PCS also leases space for its retail stores. At June 30, 2003, Horizon PCS leased 42 retail stores operating throughout its territories. See
Note 12 for additional detail on stores closing after June 30, 2003.

LEGAL MATTERS

     The Company is party to legal claims arising in the normal course of business. Although the ultimate outcome of the claims cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material adverse impact on the Company's results of operations or financial condition.

HORIZON PCS STORE CLOSINGS

     During the first quarter of 2003 Horizon PCS closed two retail stores. In conjunction with these closings, we recorded a liability and corresponding lease expense of approximately $97,000 representing the net present value of the remaining lease obligations, net of the anticipated sublease revenues. See Note 12 for additional detail on stores closing after June 30, 2003.

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

     This agreement was amended in the third quarter of 2001 to provide for a minimum monthly fee to be paid by Horizon PCS through December 31, 2003. The minimum monthly fee includes a fixed number of minutes to be used by Horizon PCS' subscribers. Horizon PCS incurs additional per minute charges for minutes used in excess of the fixed number of minutes allotted each month. The aggregate amount of future minimum payments for the full year ended December 31, 2003 is $38,600,000. Total costs recorded, for both fixed and variable charges incurred

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2003 and December 31, 2002
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

by the NTELOS agreement, were approximately $20,467,000 and $14,429,000 for the six months ended June 30, 2003 and 2002, respectively, and approximately $33,036,000, for the year ended December 31, 2002.

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

ASSET RETIREMENT OBLIGATION

     Horizon PCS owns three of the towers within its wireless network. Under the provisions of SFAS No. 143, which the Company adopted on January 1, 2003, a liability and a corresponding asset in the amount of approximately $23,000 were recorded on January 1, 2003 for the legal obligation the Company has to remove these towers and make necessary improvements to bring the site to its original condition at the end of the land lease term. A one-time charge of approximately $10,000 for the cumulative change in accounting policy is included in "Interest income and other, net" for the period ended June 30, 2003. The balance of the asset will be depreciated over the remaining lives of the land leases associated with the towers.

NOTE 12 - SUBSEQUENT EVENTS

     On July 28, 2003, Horizon PCS implemented a company-wide work force reduction to further reduce costs that are within Horizon PCS' control. The employment of approximately 300 employees has been terminated, and Horizon PCS has closed approximately 19 of its 42 company-owned sales and service centers to reduce costs in areas where revenues are not currently meeting criteria for return on investment. Horizon PCS is also converting approximately 13 of its other company-owned sales and service centers to customer service centers. Horizon PCS expects to record a restructuring charge in the third quarter of 2003 but has not determined the financial impact.

NOTE 13 - SUBSEQUENT EVENT - BANKRUPTCY OF HORIZON PCS

VOLUNTARY BANKRUPTCY FILING

     On August 15, 2003, Horizon PCS, Inc., a Delaware corporation ("Horizon PCS"), Horizon Personal Communications, Inc., an Ohio corporation and subsidiary of Horizon PCS ("Percom") and Bright Personal Communications Services LLC, an Ohio limited liability company and subsidiary of Horizon PCS ("Bright") (Horizon PCS, Bright, and Percom collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Ohio (the "Bankruptcy Court"). The Debtors expect to continue to manage their properties and operate their businesses in the ordinary course of business as "debtors-in-possession" subject to the supervision and orders of the Bankruptcy Court pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code (the "Bankruptcy Case"). In general, as a debtor-in-possession, Horizon PCS is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against Horizon PCS, including most actions to collect pre-petition indebtedness or to exercise control of the property of Horizon PCS' estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to settlement under a plan of reorganization.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2003 and December 31, 2002
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 13 - SUBSEQUENT EVENT - BANKRUPTCY OF HORIZON PCS (CONTINUED)

     Under Section 365 of the Bankruptcy Code, Horizon PCS may assume or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question. Counterparties to these rejected contracts or leases may file proofs of claim against Horizon PCS' estate for damages relating to such breaches. The United States Trustee for the Southern District of Ohio will appoint an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities are given priority over pre-petition indebtedness and need to be satisfied before unsecured creditors or stockholders are entitled to any distribution.

REORGANIZATION PLAN

     In order to exit Chapter 11 successfully, Horizon PCS will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization (the "Reorganization Plan") that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, Horizon PCS initially has the exclusive right to solicit a plan of reorganization for 120 days from the date of filing its petition for relief. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on Horizon PCS' business, creditors or stockholders or when Horizon PCS may emerge from Chapter
11. Horizon PCS future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

     The Bankruptcy Case was commenced in order to implement a comprehensive financial restructuring of Horizon PCS, including the senior credit facility, the senior notes, the discount notes and preferred and common equity securities. No Reorganization Plan has been submitted to the Bankruptcy Court. It is likely that, in connection with the final Reorganization Plan, the liabilities of Horizon PCS will be found in the Bankruptcy Case to exceed the fair value of its assets. This would result in claims being paid at less than 100% of their face value and holders of preferred and common stock being entitled to little or no recovery. At this time, it is not possible to predict with certainty the outcome of the bankruptcy proceedings.

ACCOUNTING IMPACT

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Accounting Research Bulletin (ARB) No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to August 14, 2003, Horizon Telcom will no longer consolidate the accounts and results of operations of Horizon PCS and the accounts of Horizon PCS will be recorded as an investment using the cost method of accounting. The accompanying consolidated balance sheet as of June 30, 2003 does include the consolidated accounts of Horizon PCS; however, future quarters' balance sheets will not include such accounts and instead will include Horizon Telcom's investment at cost in Horizon PCS as of August 14, 2003. The accompanying consolidated statement of operations for the period ended June 30, 2003 includes the consolidated results of operations of Horizon PCS through such date; however, the consolidated statement of operations for the third quarter of 2003 will only include the operations of Horizon PCS through August 14, 2003. When Horizon Telcom no longer has an ownership interest in Horizon PCS, which may occur upon emergence of Horizon PCS from bankruptcy, the investment in Horizon PCS will be reduced proportionately to the remaining ownership percentage, if any, retained by Horizon Telcom.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2003 and December 31, 2002
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 13 - SUBSEQUENT EVENT - BANKRUPTCY OF HORIZON PCS (CONTINUED)

GOING CONCERN

     Our independent auditors have issued their Independent Auditors' Report on Horizon PCS' consolidated financial statements for the fiscal year ended December 31, 2002 with an explanatory paragraph regarding Horizon PCS' ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about Horizon PCS' ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     o    estimates for churn and ARPU (defined below);

     o statements regarding the effects of, or the outcome of, Horizon PCS' bankruptcy case;

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

     And, in addition the following factors related to Horizon PCS:

     o the filing by Horizon PCS of a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code;

     o Horizon PCS' breach of a financial covenant in the credit agreement for the senior secured credit facility, and the acceleration of Horizon PCS' senior secured debt by the lenders;

     o    Horizon PCS' ability to continue as a going concern;

     o potential effect of the bankruptcy proceeding on Horizon PCS' business and assets;

     o    Horizon PCS' significant level of indebtedness; and

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

     At June 30, 2003, Chillicothe Telephone serviced approximately 37,500 access lines in Chillicothe, Ohio and the surrounding area. Horizon Technology provided Internet service to approximately 11,100 customers through its bright.net Internet service. At June 30, 2003, Horizon PCS had launched service covering approximately 7.4 million residents, or approximately 71% of the total population in its territory, and serving approximately 310,000 customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Allowance for Doubtful Accounts. With respect to Horizon PCS, estimates are used in determining our allowance for doubtful accounts receivable, which are based on a percentage of our accounts receivables by aging category. The percentage is derived by considering our historical collections and write-off experience, current aging of our accounts receivable and credit quality trends, as well as Sprint's credit policy. The following table provides certain statistics on Horizon PCS' allowance for doubtful accounts receivable of wireless subscribers for the three and six months ended June 30:


                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                            2003             2002             2003            2002
                                                        -------------  -------------       -------------  -------------
Provision as a percent of wireless subscriber                5%              11%               4%             10%
  revenue......................................
Write-offs, net of recoveries as a percent
  of wireless subscriber  revenue..............              4%              10%               5%             10%
Allowance for doubtful accounts as a
  percent of PCS accounts receivable...........              8%              10%               8%             10%


     During the second half of 2001 and first half of 2002, a significant number of our wireless customer additions were under the No Deposit Account Spending Limit ("NDASL") program. These lower credit quality customers activated under the NDASL program led to higher churn rates and an increased amount of bad debt during 2002 as a significant number of these customers were disconnected and written-off. Sprint has discontinued the NDASL program and replaced it with Clear Pay, which tightened credit restrictions, and Clear Pay II, which re-instituted deposit requirements for most lower credit quality customers and introduces additional controls on loss exposure. In addition, we've focused our marketing efforts into recruiting higher quality customers. As a result, our percentage of prime credit customers in our subscriber portfolio increased to 75% at June 30, 2003, up from its lowest percentage of 65% at March 31, 2002. The improvement of our wireless subscriber base has reduced our exposure to write-offs. In addition, during the first quarter of 2003, we received approximately $900,000 for deposits Sprint had retained through August of 2002, that should have been used to offset write-offs. We applied this refund as a reduction to bad debt expense, recognized in our financial results in the first quarter 2003.

     With respect to our landline segments, accounts receivable consists primarily of amounts billed to interexchange carriers for allowing their customers to access our network when their customers place a call. Accounts receivable also includes charges for advertising in Chillicothe Telephone's yellow pages directory and amounts billed to customers for monthly services. Our collection history with interexchange carriers has been good. However, all pre-petition accounts receivables from WorldCom and WorldCom's MCI division, which declared bankruptcy on July 21, 2002, were written off at year-end 2002. Approximately 50% of this was recovered in the second quarter of 2003.

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

     Chillicothe Telephone recognizes revenue for billing and collection services performed on behalf of certain interexchange carriers. Chillicothe Telephone is reimbursed for this service based on the number of messages billed on behalf of the interexchange carrier. The revenues from this service are recognized in the same period the services are provided. Chillicothe Telephone also recognizes advertising revenues from its telephone directory. Telephone directory customers sign an annual contract, which is billed in twelve equal installments. The revenue derived from directory advertising is recognized equally over the twelve-month period of the directory, consistent with the ratemaking treatment. These items are recorded in other revenues on the accompanying consolidated statements of operations.

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

SUBSEQUENT EVENTS

     Based primarily upon the failure of Horizon PCS' attempt to negotiate a restructuring of the fees paid to Sprint, on July 28, 2003, Horizon PCS implemented a company-wide work force reduction to further reduce costs that are within the its control. The employment of approximately 300 employees has been terminated, and Horizon PCS has closed approximately 19 of its 42 company-owned sales and service centers to reduce costs in areas where revenues are not currently meeting criteria for return on investment. Horizon PCS is also converting approximately 13 of its other company-owned sales and service centers to customer service centers. Horizon PCS expects to record a restructuring charge in the third quarter of 2003 but has not determined the financial impact.

     In connection with its cost reduction efforts, Horizon PCS has significantly reduced work on the expansion of its network and the enhancement of its network capacity. Horizon PCS expects the reduction in work force and network improvements to have a significant impact on its results of operations for the remaining six months of 2003.

     On August 15, 2003, Horizon PCS and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. See Note 13 to the Financial Statements.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

     This discussion and analysis is presented on an operating segment basis. The following unaudited table details the consolidated statements of income by operating segment for the three months ended June 30, 2003 and 2002:


                                                               For the Three Months Ended, June 30,
                                        -----------------------------------------------------------------------------
                                         Wireless Personal
                                           Communications                                         Corporate and
                                              Services              Landline Telephone            Other Services
                                        ----------------------   -----------------------     ------------------------
(Dollars in thousands)
OPERATING REVENUES:                        2003        2002         2003         2002           2003          2002
                                        ----------  ----------   ----------   ----------     ----------    ----------
   PCS subscriber and roaming.....      $  61,419   $  50,124    $      --    $       --     $      --     $      --
   PCS equipment..................          2,071       1,598           --            --            --            --
   Basic local and long-distance
     and other landline...........             --          --        4,707         4,754            --            --
   Network access.................             --          --        6,343         6,735            --            --
   Equipment systems sales,
     information services,
     Internet access and other....             --          --           --            --         2,263         2,061
                                        ----------  ----------   ----------   ----------     ----------    ----------

     Total operating revenues....          63,490      51,722       11,050        11,489         2,263         2,061
                                        ----------  ----------   ----------   ----------     ----------    ----------

OPERATING EXPENSES:
   Cost of PCS and other
     equipment sale..............           5,074       3,742           --            --           101            95
   Cost of services..............          46,841      41,535        2,382         2,394         1,667         1,409
   Selling and marketing.........          12,351      10,880          180           148           249           305
   General and administrative....          10,051       8,806        1,997         1,806         3,427         3,290
   Non-cash compensation.........              93          92            1             1             3            (6)
   Loss (Gain)  on disposal of
     assets......................             (41)        355           --           --             --            --
   Depreciation and amortization.          10,292       9,480        1,696         1,724           630           528
   Impairment of Horizon PCS
     Assets......................          73,760       3,500           --           --            --             --
                                          ----------  ----------   ----------   ----------     ----------    ----------

     Total operating expenses....         158,421      78,390        6,256         6,073         6,077         5,621
                                        ----------  ----------   ----------   ----------     ----------    ----------

OPERATING INCOME (LOSS)..........         (94,931)    (26,668)       4,794         5,416        (3,814)       (3,560)
                                        ----------  ----------   ----------   ----------     ----------    ----------

NONOPERATING INCOME (EXPENSE):
   Interest expense, net.........         (17,011)    (15,456)        (707)         (469)           --            --
   Subsidiary preferred stock
     dividends...................          (3,151)     (2,856)          --            --            --            --
   Interest income and other, net             226       1,001           22           (57)            1            --
                                        ----------  ----------   ----------   ----------     ----------    ----------
   Total nonoperating expense....         (19,936)    (17,311)        (685)         (526)            1
                                        ----------  ----------   ----------   ----------     ----------    ----------

LOSS BEFORE INCOME TAX EXPENSE
   AND MINORITY INTEREST.........        (114,867)    (43,979)       4,109         4,890        (3,813)       (3,560)

INCOME TAX (EXPENSE) BENEFIT.....           6,031          --         (820)       (1,107)          171           135

MINORITY INTEREST IN LOSS........              --          --           --            --            --            --
                                        ----------  ----------   ----------   ----------     ----------    ----------

NET INCOME (LOSS)................       $(108,836)  $ (43,979)   $   3,289    $    3,783     $  (3,642)    $  (3,425)
                                        ==========  ==========   ==========   ==========     ==========    ==========
OTHER COMPREHENSIVE INCOME (LOSS)
Net realized gain (loss) on
  hedging activities.............             127        (270)          --            --            --            --
Net unrealized gain (loss) on
  securities available-for-sale,
  net of taxes...................              --          --          310        (1,216)           --            --
                                        ----------  ----------   ----------   ----------     ----------    ----------

COMPREHENSIVE INCOME (LOSS)......       $(108,709)  $ (44,249)   $   3,599    $    2,567     $  (3,642)    $  (3,425)
                                        ==========  ==========   ==========   ==========     ==========    ==========

WIRELESS PERSONAL COMMUNICATIONS SERVICES SEGMENT

     The following discussion details key operating metrics and focuses on the details of the financial performance of our wireless personal communications segment over the three months ended June 30, 2003 compared to three months ended June 30, 2002. Our wireless personal communications segment consists entirely of the operations of Horizon PCS. Note: beginning August 14, 2003, our results of operations will no longer include the operations of Horizon PCS.

RESULTS OF OPERATIONS

     Subscriber revenues. Subscriber revenues for the three months ended June 30, 2003, were approximately $47.8 million, compared to approximately $37.0 million for the three months ended June 30, 2002, an increase of approximately $10.8 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We provided PCS services to approximately 310,000 customers at June 30, 2003, compared to approximately 235,100 at June 30, 2002. The growth in subscriber revenue was reduced by decreases in average revenue per user "ARPU" resulting from lower minute sensitive revenue as subscribers are purchasing plans with more minutes included. We expect subscriber revenue to fall below or remain at their current levels for the remainder of the year.

     Roaming revenues. Roaming revenues were relatively flat, increasing from approximately $13.1 million during the three months ended June 30, 2002, to approximately $13.6 million for the three months ended June 30, 2003, an increase of approximately $500,000. This reflects an increase in the number of roaming minutes of approximately 51% offset by a decrease in the rate paid by Sprint for roaming. Excluding the effects of a change in the reciprocal roaming rate, we expect roaming revenues to remain at similar levels for the remainder of the 2003.

     Equipment revenues. Equipment revenues for the three months ended June 30, 2003, were approximately $2.1 million, compared to approximately $1.6 million for the three months ended June 30, 2002, representing an increase of approximately $500,000. The increase is attributable to an increase in the number of handsets sold. We expect the reduction in the number of company-owned Sprint PCS retail outlets to have a negative effect on equipment revenues.

     Cost of PCS and other equipment sales. Cost of equipment for the three months ended June 30, 2003, was approximately $5.1 million, compared to approximately $3.7 million for the three months ended June 30, 2002, an increase of approximately $1.4 million. The increase in the cost of equipment is the result of the growth in our wireless customers. We sold approximately 27,400 handsets through our direct sales channels during the three months ended June 30, 2003, compared to approximately 20,900 during the same period in 2002. This was partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future. Overall we expect cost of equipment to decline as an effect of the reduction in company-owned Sprint PCS retail stores.

     Cost of service. Cost of service for the three months ended June 30, 2003, was approximately $46.8 million, compared to approximately $41.5 million for the three months ended June 30, 2002, an increase of approximately $5.3 million. This increase reflects the increase in costs incurred under our network services agreement with the Alliances of approximately $3.0 million, as a result of an increase in usage charges, due in part to our subscriber growth during the last half of 2002 and the first half of 2003. Additionally, cost of service in 2003 was higher than 2002 due to the increase in network operations, including tower lease expense, circuit costs and payroll expense, of approximately $700,000. Growth in our customer base resulted in increased customer care, activations, and billing expense of approximately $1.0 million and other variable expenses, including increased switching and national platform expenses of approximately $800,000. The increase in cost of service was offset by a decrease in long distance charges of approximately $200,000 due to enhancement of our network capabilities. The workforce reduction discussed above is expected to have a positive impact on our cost of service.

     Selling and marketing expenses. Selling and marketing expenses increased to approximately $12.4 million for the three months ended June 30, 2003, compared to approximately $10.9 million for the three months ended June 30, 2002, an increase of approximately $1.5 million. This includes an increase in marketing and advertising in our sales territory of approximately $600,000, an increase in subsidies and rebates on handsets sold by third parties of approximately $200,000 and an increase in commissions paid to third parties of approximately $700,000. Selling and marketing expenses increased due to higher activations in the second quarter of 2003. We expect significant reductions in selling and marketing expense due to the workforce reduction and corporate strategy of limiting our subscriber additions.

     General and administrative expenses. General and administrative expenses for the three months ended June 30, 2003, were approximately $10.1 million compared to approximately $8.8 million in for the three months ended June 30, 2002, an increase of approximately $1.3 million. The increase reflects an increase in the Sprint PCS management fee of approximately $1.0 million, an increase in fees paid for outside financial services including bank group consultants, financial advisors, and legal advice of approximately $1.0 million and other general expenses of approximately $1.1 million. The increase was offset by a decrease in the provision for doubtful accounts of approximately $1.8 million as we continue to see positive effects from the increased credit quality of our subscriber base.

     Non-cash compensation expense. Horizon PCS recorded approximately $100,000 for the three months ended June 30, 2003 and 2002, for certain stock options granted in November 1999.

     Gain on sale of property and equipment. During the three months ended June 30, 2003, we incurred a gain of approximately $41,000 related to the disposal of various assets.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $800,000 to a total of approximately $10.3 million during the three months ended June 30, 2003. The increase reflects the continuing construction of our network as we funded approximately $63.1 million of capital expenditures during 2002.

     Impairment of Horizon PCS' intangible assets and property and equipment Horizon PCS was not in compliance with the loan covenants as of June 30, 2003. This created the need for an impairment assessment of Horizon PCS' intangible assets and property and equipment as required by SFAS No. 144. As a result Horizon PCS recorded impairment on the intangible assets of approximately $39.2 million and on the property and equipment of approximately $34.6 million. During the second quarter of 2002, Horizon PCS had approximately $6.2 million of switching equipment become impaired as defined by SFAS No. 144. Accordingly, impairment expense for the three months ended June 30, 2002, includes $3.5 million of expense related to the impaired assets. We performed these valuations utilizing the best information available at the time. These impairment charges represent an estimate that may change in the future.

     Interest expense, net. Interest expense for the three months ended June 30, 2003, was approximately $17.0 million, compared to approximately $15.5 million for the same period in 2002.

     At June 30, 2003, the interest rate on the $105.0 million term loan A borrowed under our secured credit facility was 5.10%, while the interest rate on the $50.0 term loan B was 5.60%. Interest expense on the secured credit facility was $2.3 million and $2.9 million during the three months ended June 30, 2003 and 2002, respectively.

     Interest expense on the discount notes was approximately $7.8 million and $6.8 million during the three months ended June 30, 2003 and 2002, respectively.

     On June 15, 2002, we began making semi-annual interest payments on our senior notes issued in December 2001 at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $6.0 million during the three months ended June 30, 2003 and 2002. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

     Interest expense also includes approximately $800,000 and $600,000 during the three months ended June 30, 2003 and 2002, respectively, of amortization from the deferred financing fees related to our secured credit facility, our discount notes and our senior notes. Also contributing to interest expense was approximately $300,000 and $200,000 during the three months ended June 30, 2003 and 2002, respectively, in commitment fees we paid on the unused portion of our secured credit facility.

     Capitalized interest during the three months ended June 30, 2003 and 2002, was approximately $200,000 and $1.0 million, respectively.

     Income tax benefit. As a result of the impairment charge, Horizon PCS recorded a tax benefit of approximately $6.0 million due to the reduction of a deferred tax liability related to the intangibles. As of June 30, 2003, net deferred income taxes on Horizon PCS were zero.

     Preferred stock dividend. On May 1, 2001, our convertible preferred stock began paying a stock dividend at the rate of 7.5% per annum, payable semi-annually. The dividends are paid with additional shares of convertible preferred stock. Through May 1, 2003, we have issued an additional 5,486,298 shares of convertible preferred stock in payments of all dividends through April 30, 2003, including 1,141,206 shares on May 1, 2003.

     Interest income and other, net. Interest income and other income for the three months ended June 30, 2003, was approximately $200,000 compared to approximately $1.0 million in 2002 and consisted primarily of interest income. This decrease was due primarily to a lower average balance of cash investments during the second quarter of 2003 as compared to the same period in 2002 and lower short-term interest rates.

     Other comprehensive income. During 2001, Horizon PCS entered into two two-year interest rate swaps, effectively fixing $50.0 million of the term loan B borrowed under the secured credit facility. The first swap expired on January 27, 2003, and the amounts effected remain unhedged. We do not expect the effect of the remaining swap to have a material impact to interest expense for the remainder of its life. Other comprehensive income of approximately $100,000 was recorded for the three months ended June 30, 2003.

LANDLINE TELEPHONE SERVICES SEGMENT AND ALL OTHER SERVICES

     The following discussion details the results of operations of our landline telephone services segment and all other services not assigned to a segment for the last fiscal quarter.

RESULTS OF OPERATIONS

     Revenues. Network access revenue decreased by approximately $400,000 for the three months ended June 30, 2003, to approximately $6.3 million. Universal Service Fund ("USF") revenues increased in 2003. In 2002, revenues were increased from a one time adjustment to reverse approximately $2.1 million that had been set aside to settle future over earnings claims by other carriers. This reversal was a result of a ruling by the United States Court of Appeals that dealt with a similar landline telecommunications company and its related carrier access rates. Basic local and long distance revenues were essentially flat at $4.7 million for the three months ended June 30, 2003, and June 30, 2002.

     Internet access and other revenues increased by approximately $200,000 to $2.3 million for the three months ended June 30, 2003. Other revenues were impacted by increased VDSL revenue as we continue to build our customer base, which was somewhat offset by lower bright.net dial-up Internet service subscribers. We believe a number of these lost dial-up customers have switched to high-speed VDSL service.

     Cost of PCS and other equipment sales. Cost of goods sold primarily consists of business system sales and customer maintenance expenses. Cost of goods sold for corporate and other services was essentially flat for the three months ended June 30, 2003 as compared to the same period in 2002.

     Cost of services. Cost of services includes customer care support and network-related costs, including switching, access and circuit expenses. Cost of services also includes expenses related to the installation of Chillicothe Telephone's VDSL service.

     Cost of services for the three months ended June 30, 2003 for the landline telephone segment was essentially flat at $2.4 million as compared to the three months ended June 30, 2002.

     Cost of services for the three months ended June 30, 2003 for Corporate and Other Services, was approximately $1.7 million compared to approximately $1.4 million for the same period in 2002, an increase of approximately $300,000. The increase is related to the continued installation and programming expenses associated with our VDSL service.

     Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs including marketing for VDSL. Selling and marketing expenses for landline telephone and other related services was essentially flat for the three months ended June 30, 2003 compared to the same three months in 2002.

     Selling and marketing expenses for corporate and other services was essentially flat for the three months ended June 30, 2003 compared to the same three months in 2002.

     General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses for the landline telephone and other services was relatively flat, increasing by approximately $200,000 to approximately $2.0 million for the three months ended June 30, 2003.

     General and administrative expenses for corporate and other services was also essentially flat, increasing by approximately $100,000 to approximately $3.4 million for the three months ended June 30, 2003.

     Non-cash compensation expense. Non-cash compensation expense is the amortization of the value of stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. Non-cash compensation expense for the landline telephone, corporate and other services was essentially flat for the three months ended June 30, 2003 compared to the same three months in 2002.

     Depreciation and amortization expense. Depreciation and amortization expenses for landline telephone and other services was essentially flat at approximately $1.7 million for each of the three months ended June 30, 2003 and 2002. Depreciation and amortization expense for corporate and other services increased by approximately $100,000 to $600,000 for the three months ended June 30, 2003. This increase was related to the additional VDSL assets that have been added to our network.

     Interest expense, net. Interest expense for the landline telephone and other services for the three months ended June 30, 2003, was approximately $700,000, compared to approximately $500,000 for the three months ended June 30, 2002. The increase in interest expense was a result of our additional debt outstanding during the three months ended June 30, 2003, compared to the same period in 2002. We expect further increases in interest expense in 2003 due to anticipated higher average debt levels.

     In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64% Senior Notes. A portion of the proceeds was used to retire the line of credit on September 28, 2002. Interest expense on the 2002 Senior Notes was approximately $500,000 for the three months ended June 30, 2003. Interest expense on the retired line of credit and the retired 1993 Senior Notes was approximately $300,000 for the three months ended June 30, 2002. Interest expense on Chillicothe Telephone's 1998 Senior Notes was approximately $200,000 in the second quarter of both 2003 and 2002. Capitalized construction interest was approximately $5,000 and $31,000, for the three months ended June 30, 2003 and 2002, respectively.

     Interest income and other, net. The landline telephone service segment recorded approximately $22,000 of other income in the three months ended June 30, 2003. In 2002, expense of approximately $57,000 was recorded related to non-operating corporate activity.

     Income tax expense. Income tax expense for the three months ended June 30, 2003, was approximately $800,000 compared to approximately $1,100,000 for the same period in 2002, reflecting lower net income before tax in 2003.

     Other comprehensive income (loss). Chillicothe Telephone recognized approximately $310,000 of income in the second quarter of 2003, compared to a loss of approximately $1,216,000 for the same period in 2002, related to its investments available-for-sale, net of tax expense of approximately $160,000 and net of tax benefit of approximately $626,000, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

     This discussion and analysis is presented on an operating segment basis. The following unaudited table details the consolidated statements of income by operating segment for the six months ended June 30, 2003 and 2002:



                                                                      For the Six Months Ended June 30,
                                         -------------------------------------------------------------------------------------
                                             Wireless Personal                                           Corporate and
                                          Communications Services          Landline Telephone            Other Services
                                         ---------------------------   --------------------------  ---------------------------
(Dollars in thousands)                        2003          2002           2003          2002          2003           2002
                                         ------------   ------------   ------------  ------------  ------------   ------------
OPERATING REVENUES:
   PCS subscriber and roaming.....       $   118,791    $    95,858    $       --    $       --    $        --    $       --
   PCS equipment..................             3,889          3,973            --            --             --            --
   Basic local and long-distance
     and other landline...........                --             --         9,085         9,351             --            --
   Network access.................                --             --        11,769        11,331             --            --
   Equipment systems sales,
     information services,
     Internet access and other....                --             --            --            --          4,508         4,167
                                         ------------   ------------   ------------  ------------  ------------   ------------
     Total operating revenues....            122,680         99,831        20,854        20,682          4,508         4,167
                                         ------------   ------------   ------------  ------------  ------------   ------------

OPERATING EXPENSES:
   Cost of PCS and other
     equipment sale..............             10,829          8,661            --            --            257           268
   Cost of services..............             90,638         77,185         4,872         4,679          3,438         2,966
   Selling and marketing.........             24,792         25,588           363           261            482           570
   General and administrative....             17,608         16,372         3,882         3,371          6,851         6,957
   Non-cash compensation.........                186            198             2             3              5           (11)
   Loss on disposal of assets....                216            641            --            --             --            --
   Depreciation and amortization.             21,152         17,429         3,434         3,403          1,240         1,018
   Impairment of Horizon PCS Assets           73,760          3,500            --            --             --            --
                                         ------------   ------------   ------------  ------------  ------------   ------------
     Total operating expenses....            239,181        149,574        12,553        11,717         12,273        11,768
                                         ------------   ------------   ------------  ------------  ------------   ------------

OPERATING INCOME (LOSS)..........           (116,501)       (49,743)        8,301         8,965         (7,765)       (7,601)
                                         ------------   ------------   ------------  ------------  ------------   ------------

NONOPERATING INCOME (EXPENSE):
   Interest expense, net.........            (33,284)       (28,194)       (1,409)         (934)            --            (1)
   Subsidiary preferred stock dividends       (6,221)        (5,713)           --            --             --            --
   Interest income and other, net                526          1,745            34           (70)             6            12
                                         ------------   ------------   ------------  ------------  ------------   ------------
   Total nonoperating expense....            (38,979)       (32,162)       (1,375)       (1,004)             6            11
                                         ------------   ------------   ------------  ------------  ------------   ------------

LOSS BEFORE INCOME TAX EXPENSE
   AND MINORITY INTEREST.........           (155,480)       (81,905)        6,926         7,961         (7,759)       (7,590)

INCOME TAX (EXPENSE) BENEFIT.....              6,031             --        (1,162)       (1,547)           349           367

MINORITY INTEREST IN LOSS........                 --             --            --            --             --            --
                                         ------------   ------------   ------------  ------------  ------------   ------------
NET INCOME (LOSS)................        $  (149,449)   $   (81,905)   $    5,764    $    6,414    $    (7,410)$      (7,223)
                                         ============   ============   ============  ============  ============   ============

OTHER COMPREHENSIVE INCOME (LOSS)
Net realized gain on hedging
  activities.......................              462            120            --            --             --             --
Net unrealized gain (loss) on
  securities available-for-sale,
  net of taxes.....................               --             --           354        (1,894)            --             --
                                         ------------   ------------   ------------  ------------  ------------   ------------

COMPREHENSIVE INCOME (LOSS)........      $  (148,987)   $   (81,785)   $    6,118    $    4,520    $    (7,410)   $   (7,223)
                                         ============   ============   ============  ============  ============   ============


WIRELESS PERSONAL COMMUNICATIONS SERVICES SEGMENT

     The following discussion details key operating metrics and focuses on the details of the financial performance of our wireless personal communications segment over the six months ended June 30, 2003 compared to six months ended June 30, 2002. Our wireless personal communications segment consists entirely of the operations of Horizon PCS.

KEY METRICS - HORIZON PCS

     Horizon PCS provides certain financial measures that are calculated in accordance with accounting principles generally accepted in the United States ("GAAP") and adjustments to GAAP ("non-GAAP") to assess its financial performance. In addition, Horizon PCS uses certain non-financial terms, such as churn, which are metrics used in the wireless communications industry and are not measures of financial performance under GAAP. The non-GAAP financial measures reflect standard measures of liquidity, profitability or performance and the non-financial metrics reflect industry conventions, both of which are commonly used by the investment community for comparability purposes. The non-GAAP financial measures should be considered in addition to, not as substitutes for, the information prepared in accordance with GAAP. Please refer to Horizon PCS' Form 10-Q for the quarter ended June 30, 2003 for a discussion of its key metrics.

RESULTS OF OPERATIONS

     Subscriber revenues. Subscriber revenues for the six months ended June 30, 2003, were approximately $91.4 million, compared to approximately $71.9 million for the six months ended June 30, 2002, an increase of approximately $19.5 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We provided PCS services to approximately 310,000 customers at June 30, 2003, compared to approximately 235,100 at June 30, 2002. The growth in subscriber revenue was reduced by decreases in ARPU resulting from lower minute sensitive revenue as subscribers are purchasing plans with more minutes included. We expect this trend in ARPU to continue. We expect subscriber revenue to fall below or remain at their current levels for the remainder of the year.

     Roaming revenues. Roaming revenues increased from approximately $23.9 million during the six months ended June 30, 2002, to approximately $27.4 million for the six months ended June 30, 2002, an increase of approximately $3.5 million. This increase resulted from launching additional markets over the past year as well as expanding roaming agreements with wireless carriers, offset by the decrease in the reciprocal roaming rate with Sprint PCS. Excluding the effects of a change in the reciprocal roaming rate, we expect roaming revenues to remain at similar levels for the remainder of the 2003.

     Equipment revenues. Equipment revenues for the six months ended June 30, 2003, were approximately $3.9 million, compared to approximately $4.0 million for the six months ended June 30, 2002, representing a decrease of approximately $100,000. The decrease is attributable to a decline in the sales price of handsets as the average sales price, net of discounts and rebates, decreased to $67 for the six months ended June 30, 2003, from $107 for the same period in 2002, partially offset by an increase in the number of handsets sold. We expect the reduction in the number of company-owned Sprint PCS retail outlets to have a negative effect on equipment revenues.

     Cost of PCS and other equipment sales. Cost of equipment for the six months ended June 30, 2003, was approximately $10.8 million, compared to approximately $8.7 million for the six months ended June 30, 2002, an increase of approximately $2.1 million. The increase in the cost of equipment is the result of the growth in our wireless customers. We sold approximately 58,400 handsets through our direct sales channels during the six months ended June 30, 2003, compared to approximately 37,100 during the same period in 2002. This was partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future. Overall we expect cost of equipment to decline as an effect of the reduction in company-owned Sprint PCS retail stores.

     Cost of service. Cost of service for the six months ended June 30, 2003, was approximately $90.6 million, compared to approximately $77.2 million for the six months ended June 30, 2002, an increase of approximately $13.4 million. This increase reflects an the increase in roaming expense and long distance charges of approximately $1.4 million and the increase in costs incurred under our network services agreement with the Alliances of approximately $6.0 million, both as a result of our subscriber growth during the last half of 2002 and the first half of 2003. Additionally, cost of service in 2003 was higher than 2002 due to the increase in network operations, including tower lease expense, circuit costs and payroll expense, of approximately $2.1 million. Growth in our customer base resulted in increased customer care, activations, and billing expense of approximately $2.2 million and other variable expenses, including increased switching and national platform expenses of approximately $1.7 million. The workforce reduction discussed above is expected to have a positive impact on our cost of service.

     Selling and marketing expenses. Selling and marketing expenses decreased to approximately $24.8 million for the six months ended June 30, 2003, compared to approximately $25.6 million for the six months ended June 30, 2002, a decrease of approximately $800,000. This decease is attributable to a decline in subsidies paid to third parties of approximately $800,000. We expect significant reductions in selling and marketing expense due to the workforce reduction and corporate strategy of limiting our subscriber additions.

     General and administrative expenses. General and administrative expenses for the six months ended June 30, 2003, were approximately $17.6 million compared to approximately $16.4 million in for the six months ended June 30, 2002, an increase of approximately $1.2 million. The increase reflects an increase in the Sprint PCS management fee of approximately $1.8 million, an increase in fees paid for outside financial services including bank group consultants, financial advisors, and legal advice of approximately $1.4 million, and other general expenses of approximately $1.9 million. The increase was offset by a decrease in the provision for doubtful accounts of approximately $3.9 million as we continue to see positive effects from the increased credit quality of our subscriber base. In addition, the decrease in the provision for doubtful accounts was partially due to an approximately $900,000 non-recurring credit received from Sprint related to deposits that should have offset amounts previously written-off. Sprint corrected its error by rightfully remitting these funds to Horizon PCS in the first quarter of 2003.

     Non-cash compensation expense. Horizon PCS recorded approximately $200,000 for the six months ended June 30, 2003 and 2002, for certain stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these stock options is approximately $400,000 in 2003, $200,000 in 2004, and $100,000 in 2005.

     Loss on sale of property and equipment. During the six months ended June 30, 2003, we incurred a loss of approximately $200,000 related to the disposal of assets from two of our closed retail stores and a planned store that never opened.

     Depreciation and amortization expense Depreciation and amortization expenses increased by approximately $3.8 million to a total of approximately $21.2 million during the six months ended June 30, 2003. The increase reflects the continuing construction of our network as we funded approximately $63.1 million of capital expenditures during 2002.

     Impairment of Horizon PCS' intangible assets and property and equipment Horizon PCS was not in compliance with the loan covenants as of June 30, 2003. This created the need for an impairment assessment of Horizon PCS' intangible assets and property and equipment as required by SFAS No. 144. As a result Horizon PCS recorded impairment on the intangible assets of approximately $39.2 million and on the property and equipment of approximately $34.6 million. During the second quarter of 2002, Horizon PCS had approximately $6.2 million of switching equipment become impaired as defined by SFAS No. 144. Accordingly, impairment expense for the three months ended June 30, 2002, includes $3.5 million of expense related to the impaired assets. We performed these valuations utilizing the best information available at the time. These impairment charges represent an estimate that may change in the future.

     Interest expense, net. Interest expense for the six months ended June 30, 2003, was approximately $33.3 million, compared to approximately $28.2 million for the same period in 2002.

     At June 30, 2003, the interest rate on the $105.0 million term loan A borrowed under our secured credit facility was 5.10%, while the interest rate on the $50.0 term loan B was 5.60%. Interest expense on the secured credit facility was $4.7 million and $3.9 million during the six months ended June 30, 2003 and 2002, respectively.

     We accrue interest at a rate of 14.00% annually on our discount notes issued in September 2000 and will pay interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $93.7 million at June 30, 2003. Interest expense on the discount notes was approximately $15.0 million and $13.2 million during the six months ended June 30, 2003 and 2002, respectively.

     On June 15, 2002, we began making semi-annual interest payments on our senior notes issued in December 2001 at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $12.0 million during the six months ended June 30, 2003 and 2002. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

     Interest expense also includes approximately $1.5 million and $1.2 million during the six months ended June 30, 2003 and 2002, respectively, of amortization from the deferred financing fees related to our secured credit facility, our discount notes and our senior notes. Also contributing to interest expense was approximately $700,000 and $1.0 million during the six months ended June 30, 2003 and 2002, respectively, in commitment fees we paid on the unused portion of our secured credit facility.

     Capitalized interest during the six months ended June 30, 2003 and 2002, was approximately $600,000 and $3.1 million, respectively.

     Income tax benefit. As a result of the impairment charge, Horizon PCS recorded a tax benefit of approximately $6.0 million due to the reduction of a deferred tax liability related to the intangibles. As of June 30, 2003, net deferred income taxes on Horizon PCS were zero.

     Preferred stock dividend. On May 1, 2001, our convertible preferred stock began paying a stock dividend at the rate of 7.5% per annum, payable semi-annually. The dividends are paid with additional shares of convertible preferred stock. Through May 1, 2003, we have issued an additional 5,486,298 shares of convertible preferred stock in payments of all dividends through April 30, 2003, including 1,141,206 shares on May 1, 2003.

     Interest income and other, net. Interest income and other income for the six months ended June 30, 2003, was approximately $500,000 compared to approximately $1.7 million in 2002 and consisted primarily of interest income. This decrease was due primarily to a lower average balance of cash investments during the second quarter of 2003 as compared to the same period in 2002 and lower short-term interest rates.

     Other comprehensive income. During 2001, Horizon PCS entered into two two-year interest rate swaps, effectively fixing $50.0 million of the term loan B borrowed under the secured credit facility. The first swap expired on January 27, 2003, and the amounts effected remain unhedged. We do not expect the effect of the remaining swap to have a material impact to interest expense for the remainder of its life. Other comprehensive income of approximately $500,000 was recorded for the six months ended June 30, 2003.

LANDLINE TELEPHONE SERVICES SEGMENT AND ALL OTHER SERVICES

     The following discussion details the results of operations of our landline telephone services segment and all other services not assigned to a segment for the past two fiscal quarters.

RESULTS OF OPERATIONS

     Revenues. Network access revenues increased by approximately $500,000 for the six months ended June 30, 2003, to approximately $11.8 million. The Company saw an increase in access revenues due to an increase in Universal Service Fund ("USF") revenues for the six months ended June 30, 2003 compared to the same period in 2002. USF revenues have increased from an added element, Interstate Safety Net Support, and we have also benefited from an increase in loop costs. Basic local and long distance revenues were essentially flat decreasing to approximately $9.1 million for the six months ended June 30, 2003.

     Internet access and other revenues increased by approximately $300,000 to $4.5 million for the six months ended June 30, 2003. Other revenues were impacted by increased VDSL revenue as we continue to build our customer base, which was somewhat offset by lower bright.net dial-up Internet service subscribers. We believe a number of these lost dial-up customers have switched to high-speed VDSL service.

     Cost of PCS and other equipment sales. Cost of goods sold primarily consists of business system sales and customer maintenance expenses. Cost of goods sold for corporate and other services was essentially flat for the six months ended June 30, 2003 as compared to the same period in 2002.

     Cost of services. Cost of services includes customer care support, and network-related costs, including switching, access and circuit expenses. Cost of services also includes expenses related to the installation of Chillicothe Telephone's VDSL service.

     Cost of services for the six months ended June 30, 2003, was approximately $4.9 million for the landline telephone segment, compared to approximately $4.7 million for the six months ended June 30, 2002, an increase of approximately $200,000 due to increased personnel wages and other related expenses.

     Cost of services for the six months ended June 30, 2003 for Corporate and Other Services, was approximately $3.4 million compared to approximately $3.0 million for the same period in 2002, an increase of approximately $400,000. The increase is related to the continued installation and programming expenses associated with our VDSL service.

     Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs including marketing for VDSL. Selling and marketing expenses for landline telephone and other related services was approximately $400,000 for the six months ended June 30, 2003, compared to approximately $300,000 for the six months ending June 30, 2002. The increase is related to additional payroll and related benefit expenses.

     Selling and marketing expenses for corporate and other services was essentially flat for the six months ended June 30, 2003 compared to the same six months in 2002.

     General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses for the landline telephone and other services increased by approximately $500,000 to approximately $3.9 million for the six months ended June 30, 2003, primarily due to an increase in the provision for uncollectibles.

     General and administrative expenses for corporate and other services decreased by approximately $100,000 to approximately $6.9 million for the six months ended June 30, 2003. The decrease is related to lower administrative and other general operating expenses such as legal fees and external technical support.

     Non-cash compensation expense. Non-cash compensation expense is the amortization of the value of stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. Non-cash compensation expense for the landline telephone, corporate and other services was essentially flat for the six months ended June 30, 2003 compared to the same six months in 2002.

     Depreciation and amortization expense. Depreciation and amortization expenses for landline telephone and other services was essentially flat at approximately $3.4 million for each of the six months ended June 30, 2003 and 2002. Depreciation and amortization expense for corporate and other services increased by approximately $200,000 to $1.2 million for the six months ended June 30, 2003. This increase was related to the additional VDSL assets that have been added to our network.

     Interest expense, net. Interest expense for the landline telephone and other services for the six months ended June 30, 2003, was approximately $1.4 million, compared to approximately $900,000 for the six months ended June 30, 2002. The increase in interest expense was a result of our additional debt outstanding during the six months ended June 30, 2003, compared to the same period in 2002. We expect further increases in interest expense in 2003 due to anticipated higher average debt levels.

     In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64% Senior Notes. A portion of the proceeds was used to retire the line of credit on September 28, 2002. Interest expense on the 2002 Senior Notes was approximately $1.0 million for the six months ended June 30, 2003. Interest expense on the retired line of credit and the retired 1993 Senior Notes was approximately $600,000 for the six months ended June 30, 2002. Interest expense on Chillicothe Telephone's 1998 Senior Notes was approximately $400,000 in the second quarter of both 2003 and 2002. Capitalized construction interest was approximately $15,000 and $59,000, for the six months ended June 30, 2003 and 2002, respectively.

     Interest income and other, net. The landline telephone service segment recorded approximately $30,000 of other income in the six months ended June 30, 2003. In 2002, expense of approximately $70,000 was recorded related to non-operating corporate activity.

     Income tax expense. Income tax expense for the landline telephone service segment was approximately $1.2 million for the six months ended June 30, 2003, compared to approximately $1.5 million for the same period in 2002, reflecting lower net income before tax in 2003. Corporate and Other Services was essentially flat at an approximate benefit of $400,000 for the six months ended June 30, 2002, as compared to a benefit of $300,000 for the six months ended June 30, 2003.

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

     Other comprehensive income (loss). Chillicothe Telephone recognized approximately $354,000 of income for the six months ended June 30, 2003, compared to a loss of approximately $1,894,000 for the same period in 2002, related to its investments available-for-sale, net of taxes of approximately $182,000 and $975,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, Horizon PCS was not in compliance with its covenants with regards to its outstanding senior secured debt. The failure to comply with a covenant is an event of default under Horizon PCS' secured credit facility, which gives the lenders the right to pursue remedies. These remedies could include acceleration of amounts due under the facility. An acceleration of the indebtedness under the facility would also represent a default under the indentures for Horizon PCS' senior notes and discount notes (see Note 10) and would give Sprint certain remedies under our Consent and Agreement with Sprint. Horizon PCS does not have sufficient liquidity to repay all of the indebtedness under these obligations. Horizon PCS's independent auditors report dated March 4, 2003 states that these matters have substantial doubt about Horizon PCS' ability to continue as a going concern.

     On August 15, 2003, the lenders elected to accelerate the amounts due under the facility. This acceleration also represents a default under the indentures for Horizon PCS' senior notes and discount notes (see "Note 10" in the "Notes to Consolidated Financial Statements") and may give Sprint certain remedies under Horizon PCS' Consent and Agreement with Sprint. Horizon PCS does not have sufficient liquidity to repay all of the indebtedness under these obligations. On August 15, 2003, Horizon PCS and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. See Note 13 to the Financial Statements.

     If Horizon PCS is not able to successfully emerge from bankruptcy, or if the lenders take possession of Horizon PCS' existing cash balances, Horizon PCS will not be able to fund Horizon PCS' current operations, capital expenditures and debt service requirements as contemplated in Horizon PCS' business plan. There can be no assurance that Horizon PCS' creditors will support Horizon PCS' proposed reorganization, that any reorganization plan Horizon PCS submits will be confirmed by the bankruptcy court, or that it will not be subsequently modified. If Horizon PCS is not successful, the lenders under Horizon PCS' senior credit facilities will be entitled to exercise their remedies under the senior credit facility, which includes the right to foreclose upon their collateral, which includes Horizon PCS' existing cash balances. As a result, Horizon PCS may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery to which Horizon PCS' secured and unsecured creditors would receive in such a liquidation.

     The realization of Horizon PCS' assets and repayment of its liabilities is subject to significant uncertainty. There can be no assurance that Horizon PCS will successfully recapitalize its balance sheet, and meet the other conditions necessary to emerge from bankruptcy, or that its liquidity and capital resources will be sufficient to maintain its normal operations. The ability of Horizon PCS to continue as a going concern is dependent upon a number of factors including, but not limited to, emergence from bankruptcy, customer and employee retention, and Horizon PCS' ability to continue to provide quality services. The bankruptcy negotiations could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of any change in business strategy or business plans as a result of these negotiations.

     Horizon PCS has taken, or it intends to take in the context of the bankruptcy case, the following steps to minimize its use of cash and continue operations:

     o Entering into negotiations with Sprint to adjust the amounts charged by Sprint to the Company under the Sprint management agreements to improve Horizon PCS' cash flow from operations.

     o Entering into negotiations or arbitration with the lenders under the senior credit facility.

     o Entering into negotiations with the Alliances to adjust the amounts charged by the Alliances to Horizon PCS under the network agreements to improve Horizon PCS' cash flow from operations.

     o Pursuing means to reduce operating expenses by critically analyzing all expenses and entering into pricing negotiations with key vendors.

     o    Consider closing or limiting service in our under performing markets.

     o    Closing or reducing operations at approximately 32 stores.

     o    Laying off approximately 300 employees.

     Horizon PCS would need to be successful in these efforts to be in position to execute its business plan and achieve positive cash flow. Horizon PCS can give no assurance that it will be successful in these efforts. In its discussions with Sprint, Sprint has effectively refused to modify the fee structure as needed under the first item listed above.

     On July 17, 2003, Horizon PCS withheld payment on, and filed a dispute with respect to, a substantial portion of the invoice from Sprint PCS for services rendered in May 2003. On August 11, 2003, Horizon PCS withheld payment on, and filed a dispute with respect to, a substantial portion of the invoice from Sprint PCS for services rendered in June 2003.

     Horizon PCS has engaged Berenson & Company, an investment banking firm, to assist in its efforts to renegotiate or restructure its equity, debt and other contractual obligations.

     As discussed in our prior SEC filings, we have been in discussions with Sprint to negotiate more favorable and economically viable support charges from Sprint. Our original business model established our expenses from Sprint based on the discussions and agreements centered around the original management agreement. Throughout the last several years, Sprint has progressively increased the amounts charged to us, both in the form of higher fees and additional charges, such as the 3G costs, some of which, in our view, are not substantiated and are not supported by the Sprint/Horizon PCS management agreement. Regardless, these charges are significantly higher than our original business model. In addition, Sprint has continually lowered the monthly recurring charge offered to subscribers, while increasing the minute allotment. This has resulted in lower revenue both from the recurring fee and from overtime usage. Lastly, the NDASL program engineered by Sprint in 2001 and 2002 resulted in an economic disaster for both Sprint and the affiliates. We, along with the other affiliates, expended millions of dollars for those subscribers, only to see the subscriber either not pay their bill or churn after a short period of time as a customer, thus negatively impacting our cash flow. These additional charges and reduced revenue per subscriber have impaired us to the point of our current operating environment, including non-compliance with our EBITDA covenant in the second quarter of 2003.

     Horizon PCS approached Sprint with economic proposals, including fee relief. Sprint declined our proposals. Two peer affiliates, IPCS and US Unwired, are currently suing Sprint, citing several wrongful actions in the operations and charges made by Sprint. Horizon PCS is monitoring these lawsuits carefully as we consider its future actions.

     In addition, Horizon PCS continues to review any and all alternatives within its operating rights, raising prices, and lowering the cost of acquisition of a subscriber, in order to remain financially viable. Horizon PCS has withheld payments to Sprint with respect to invoices for alleged services under the Sprint PCS agreements, as discussed in Note 11 in the "Notes to Interim Consolidated Financial Statements."

     The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our financing based on our contractual level of long-term indebtedness:

(Dollars in millions)                                     Years Ending December 31,
                                    ------------------------------------------------------------------
                                        2003          2004         2005          2006         2007     Thereafter
                                    ------------  ------------ ------------  ------------ ------------ ------------
Horizon PCS:
Secured credit facility,
  due 2008.......................    $  155.0      $ 146.7      $ 126.5       $  99.7      $  71.6      $     --
     Variable interest rate (1) .         5.55%        5.55%        5.55%         5.55%        5.55%        5.55%
     Principal payments..........    $     --      $   8.3      $  20.2       $  26.8      $  28.1      $  71.6
Discount notes, due 2010 (2).....    $  217.5      $ 253.1      $ 283.7       $ 286.1      $ 288.5      $    --
     Fixed interest rate.........        14.00%       14.00%       14.00%        14.00%       14.00%       14.00%
     Principal payments..........    $     --      $    --      $    --       $    --      $    --      $ 295.0
Senior notes, due 2011...........    $  175.0      $ 175.0      $ 175.0       $ 175.0      $ 175.0      $    --
     Fixed interest rate.........        13.75%       13.75%       13.75%        13.75%       13.75%       13.75%
     Principal payments..........    $     --      $    --      $    --       $    --      $    --      $ 175.0

Chillicothe Telephone:
1998 Senior notes, due 2018 (3)..    $   12.0      $  12.0      $  12.0       $  12.0      $  12.0      $    --
     Fixed interest rate.........         6.72%        6.72%        6.72%         6.72%        6.72%        6.72%
     Principal payments..........    $     --      $    --      $    --       $    --      $    --      $  12.0
2002 Senior notes, due 2012 (4)..    $   30.0      $  30.0      $  30.0       $  30.0      $  30.0      $    --
     Fixed interest rate.........         6.64%        6.64%        6.64%         6.64%         6.64%       6.64%
     Principal payments..........    $     --      $    --      $    --       $    --      $    --      $  30.0

------------------------
     (1) Interest rate on the secured credit facility equals LIBOR plus a margin that varies from 400 to 450 basis points. At June 30, 2003, $25.0 million was effectively fixed at 7.65% through an interest rate swap discussed in "ITEM 3. Quantitative and Qualitative Disclosures About Market Risk". The nominal interest rate is assumed to equal 5.12% for all periods ($50.0 million at 5.60% and $105.0 million at 5.10%).
     (2) Face value of the discount notes is $295.0 million. End of year balances presented here are net of the discount and net of the related warrant value and assume accretion of the discount as interest expense at an annual rate of 14.00%.
     (3) On November 12, 2002, Chillicothe Telephone amended and restated its 1998 $12,000,000 senior notes due 2018. The interest rate on the amended notes will be 6.72%, an increase of 10 basis points, with the same maturity date as the 1998 Senior Notes.
     (4) In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64%, 10-year Senior notes due in full July 1, 2012. The proceeds of the offering were used to retire both the short-term line of credit and the non-current portion of the 1993 Senior Notes.

     Horizon Telcom, Chillicothe Telephone, Horizon Technology, and Horizon Services are not obligated in any form to assist Horizon PCS in its negotiations nor are they obligated to compensate any of Horizon PCS' creditors should Horizon PCS default on any debt agreements. While Horizon PCS faces several liquidity issues, the liquidity of Horizon Telcom independent of Horizon PCS is more favorable. Cash and working capital for Horizon Telcom, net of Horizon PCS, is approximately $12.2 million and approximately $15.8 million, respectively. We feel that this level of working capital is adequate to maintain Horizon Telcom's operations for the foreseeable future. Horizon Telcom, net of Horizon PCS, generated approximately $7.8 million of cash flow from operations during 2003.

     Statement of Cash Flows. At June 30, 2003, we had cash and cash equivalents of approximately $58.7 million, including Horizon PCS' deposit requirements discussed below, and a working capital deficit of approximately $473.6 million. At December 31, 2002, we had cash and cash equivalents of approximately $94.9 million and working capital of approximately $100.8 million. Horizon PCS was also required to escrow funds sufficient to cover the first four interest payments on the senior notes. These funds are presented as restricted cash on the consolidated balance sheet. The decrease in cash and cash equivalents of approximately $36.3 million is primarily attributable to the funding of our loss from continuing operations of approximately $151.1 million (this loss also includes certain non-cash charges) and funding our capital expenditures of approximately $9.9 million during the first half of 2003.

     Net cash used in operating activities for the six months ended June 30, 2003, was approximately $26.2 million. This reflects the continuing use of cash for our operations to build our customer base, including but not limited to providing service in our markets and the costs of acquiring new customers. As discussed in Note 12 in the "Notes to Interim Consolidated Financial Statements," Horizon PCS has taken significant steps to improve the net cash from operations. The net loss of approximately $151.1 million was partially offset by increases to depreciation, increases in accrued liabilities, offset by increases to accounts receivable. Horizon PCS is reviewing all phases of operations and capital expenditures, to reduce the amount of cash needed for operations.

     Net cash used in investing activities was approximately $9.9 million for the first half of 2003, reflecting the continuing upgrade of our wireless network as well as the deployment of capital necessary to offer VDSL service. We expect future capital expenditures to be much less than 2002 and or less than the first half of 2003 level as we focus more on the operation and maintenance of our network and less on build out and expansion.

     Net cash used in financing activities for the first half of 2003, was approximately $192,000, reflecting Chillicothe Telephone's draw on its line of credit for $750,000 somewhat offset by Horizon Telcom's payment of dividends of approximately $942,000, during the first quarter of 2003.

     Debt Covenants. As of June 30, 2003, Horizon PCS was not in compliance with the minimum EBITDA covenant under its senior credit facility.

     As of June 30, 2003, Chillicothe Telephone was in compliance with the covenants set forth by its 1998 Senior Notes and its 2002 Senior Notes.

     Credit Ratings. At June 30, 2003, the Horizon PCS discount notes were rated by Standard and Poors ("S&P") as "CCC+" with a negative outlook. On April 1, 2003, S&P downgraded Horizon PCS' notes to "C", which is their lowest bond rating. At June 30, 2003, Moody's Investors Services ("Moody's") rated the notes as "C," which is Moody's lowest bond rating. The CUSIP on the Horizon PCS discount notes is 44043UAC4.

     At June 30, 2003, the Horizon PCS senior notes were rated by S&P as "CCC+" with a negative outlook. On April 1, 2003, S&P downgraded Horizon PCS' senior to "C", which is their lowest bond rating. At June 30, 2003, Moody's rated the senior notes as "C", which is Moody's lowest bond rating. The CUSIP on the Horizon PCS senior notes is 44043UAH3.

     At June 30, 2003, the Chillicothe Telephone senior notes were rated by the NAIC as "1". A "1" rating by the NAIC is the equivalent of an S&P rating of "A-" or better.

     Funding Requirements. At June 30, 2003, Horizon PCS had a $95.0 million line of credit, with certain restrictions discussed above, committed under our secured credit facility. However, this line of credit is not available due to Horizon PCS' violation of debt covenants.

     The terms of their respective credit agreements prohibit or severely restrict the ability of Chillicothe Telephone and Horizon PCS to provide funds to their affiliates in the event the affiliate experiences a shortfall. The actual funds required to fund operating losses, working capital needs and other capital needs may vary materially from our estimates and additional funds may be required because of unforeseen delays, cost overruns, unanticipated expenses, unplanned charges from Sprint, regulatory changes, engineering design changes and required technological upgrades and other technological risks.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

     In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amendments require that contracts with comparable characteristics be accounted for similarly, clarifies when a contract with an initial investment meets the characteristic of a derivative and clarifies when a derivative requires special reporting in the statement of cash flows. SFAS No. 149 is effective for hedging relationships designated and for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS No. 133 Statement Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003, which should be applied in accordance with their respective effective dates, and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not exist, which should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The application of SFAS No. 149 is not expected to have a material effect on the Company's consolidated financial statements.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company adopted SFAS No. 146 on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

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

         (Dollars in millions)                       At June 30, 2003
                                        ----------------------------------------
                                          Balance      Market rate    Swap rate
                                        ------------  ------------  ------------
         Swap 2.....................           $25.0         5.60%         7.65%

     Since our swap interest rate is currently greater than the market interest rate on our underlying debt, our results from operations currently reflect a higher interest expense than had we not hedged our position. At June 30, 2003, Horizon PCS recorded approximately $67,000 in other comprehensive gains related to swap gains on the balance sheet.

     While we cannot predict our ability to refinance existing debt, we continue to evaluate our interest rate risk on an ongoing basis. If we do not renew our swaps, or, if we do not hedge incremental variable-rate borrowings under our secured credit facility, we will increase our interest rate risk, which could have a material impact on our future earnings. As of June 30, 2003, approximately 79% of our long-term debt is fixed rate or is variable rate that has been swapped under fixed-rate hedges, thus reducing our exposure to interest rate risk. Currently, a 100 basis point increase in interest rates would increase our interest expense approximately $1.3 million.

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the Company. With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of June 30, 2003.

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

     Because of Horizon PCS' reliance on Sprint for financial information, Horizon PCS must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to Horizon PCS and Sprint's other network partners. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. These reports are provided annually to Horizon PCS.

     The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control system, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based upon the Company's Disclosure Controls evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to give reasonable assurance that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls during the quarter ended June 30, 2003.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 15, 2003, Horizon PCS and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. See Note 13 to the Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As of June 30, 2003, Horizon PCS was not in compliance with its covenants with regards to its outstanding debt. The failure to comply with a covenant is an event of default under Horizon PCS' secured credit facility, which gives the lenders the right to pursue remedies. On August 15, 2003, the lenders elected to accelerate the amounts due under the facility. This acceleration also represents a default under the indentures for Horizon PCS' senior notes and discount notes (see "Note 10" in the "Notes to Consolidated Financial Statements") and may give Sprint certain remedies under Horizon PCS' Consent and Agreement with Sprint. Horizon PCS does not have sufficient liquidity to repay all of the indebtedness under these obligations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 21, 2003, the Company held its Annual Meeting of Shareholders. The following matter was voted upon:

     1. The election of ten directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and have qualified.

     The following table provides the number of votes cast for and withheld as to the election of directors.

                 Name of Nominee               Votes For       Votes Withheld
          ----------------------------------  --------------  ---------------
          Robert McKell.....................          68,652            1,188
          Thomas McKell.....................          68,660            1,180
          Jack E. Thompson..................          68,660            1,180
          Joseph S. McKell..................          68,652            1,188
          David McKell......................          68,652            1,188
          Helen M. Sproat...................          68,660            1,180
          John E. Herrnstein................          68,655            1,185
          Donald L. McNeal..................          68,660            1,180
          Jerry B. Whited...................          68,660            1,180
          Joel Gerber.......................          68,660            1,180

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

A RESTRUCTURING OF HORIZON PCS MAY CAUSE A SUBSTANTIAL REDUCTION IN THE NATURE AND VALUE OF HORIZON TELCOM'S OWNERSHIP INTEREST IN HORIZON PCS.

     There is a substantial risk that Horizon Telcom would lose all or a substantial portion of the value of its investment in Horizon PCS in connection with the bankruptcy proceedings of Horizon PCS. While Horizon Telcom may retain an equity interest in a restructuring of Horizon PCS, it is very likely that Horizon Telcom will lose voting control of Horizon PCS and will lose substantially all of the value of its investment in Horizon PCS in connection with any restructuring. See "Risks Related To Horizon PCS."

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

     RISK OF LOSS OR REDUCTION OF NETWORK ACCESS CHARGE REVENUES. Approximately 8% of the Company's total revenues for the six months ended June 30, 2003, came from network access charges, which are paid to us by intrastate carriers and interstate long distance carriers for originating and terminating calls in the regions we serve. The amount of access charge revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. The FCC continues to reform the federal access charge system. States often mirror these federal rules in establishing intrastate access charges. It is unknown at this time how changes to the FCC's access charge regime will affect us. Federal policies being implemented by the FCC strongly favor access charge reform, and our revenues from this source could be at risk. Regulatory developments of this type could adversely affect our business.

     RISK OF LOSS OR REDUCTION OF UNIVERSAL SERVICE SUPPORT. We receive Universal Service Support Fund, or USSF, revenues to support the high cost of our operations in rural markets. In the first half of 2003, USSF revenues accounted for approximately 4% of total revenues. If Chillicothe Telephone were unable to receive support from the Universal Service Support Fund, or if such support was reduced, Chillicothe Telephone would be unable to operate as profitably as before such reduction.

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

RISKS RELATED TO HORIZON PCS

     Horizon PCS has declared bankruptcy, which may cause the value of Horizon Telcom's ownership interest in Horizon PCS to be worthless. There is a substantial risk that Horizon Telcom will lose all of the value of its investment in Horizon PCS in connection with the bankruptcy of Horizon PCS. Because the amount of Horizon PCS' obligations under its credit facility and its notes are greater than its existing cash and other assets when its payment obligations were accelerated by the Horizon PCS lenders, there will likely be no assets available for distribution to Horizon Telcom as Horizon PCS' sole stockholder. While Horizon Telcom may request an equity participation in a restructuring of Horizon PCS, it is likely that Horizon Telcom will lose all of the value of its investment in Horizon PCS in connection with Horizon PCS' bankruptcy.

     HORIZON PCS IS NOT IN COMPLIANCE WITH ONE OF THE FINANCIAL COVENANTS UNDER ITS SENIOR SECURED FACILITY.

     Horizon PCS' secured credit facility provides for aggregate borrowings of $250.0 million of which $155.0 million was borrowed as of June 30, 2003. Horizon PCS' secured credit facility includes financial covenants that must be met each quarter.

     With respect to the second quarter of 2003, Horizon PCS became non-compliant with its EBITDA covenant under its senior secured facility. As a result, Horizon PCS does not have the right to borrow under its revolving line of credit. In addition after the notice of non-compliance, the banks have accelerated the indebtedness under the senior secured facility and to pursue remedies. Such acceleration has caused an event of default under the indentures for its senior discount notes and its senior notes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

          3.1(a)    Articles of Incorporation of Horizon Telcom, Inc.

          3.2(a)    Bylaws of Incorporation of Horizon Telcom, Inc.

          4.1(a)    Form of Stock Certificate.

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                      HORIZON TELCOM, INC.
                                      --------------------
                                      (Registrant)

Date:  August 15, 2003                By: /s/ Thomas McKell
       ---------------                    --------------------------------------
                                              Thomas McKell
                                              Chief Executive Officer


Date:  August 15, 2003                By: /s/ Peter M. Holland
       ---------------                    --------------------------------------
                                              Peter M. Holland
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Chief Accounting Officer)

1637879