Form 10-Q
period 2003-09-30
HORIZON TELCOM INC
filed 2003-11-14
CIK 1139218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the quarterly period ended:
                               September 30, 2003

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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 13, 2003, there were 90,561 shares of class A common stock and 271,926 shares of class B common stock outstanding.

                              HORIZON TELCOM, INC.
                                    FORM 10-Q
                              THIRD QUARTER REPORT

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION

    Item 1. Financial Statements...............................................3

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................20

    Item 3. Quantitative and Qualitative Disclosures About Market Risk........31

    Item 4. Controls and Procedures...........................................31

PART II OTHER INFORMATION

    Item 1. Legal Proceedings.................................................33

    Item 2. Changes in Securities and Use of Proceeds.........................33

    Item 3. Defaults Upon Senior Securities...................................33

    Item 4. Submission of Matters to a Vote of Security Holders...............33

    Item 5. Other Information.................................................33

    Item 6. Exhibits and Reports on Form 8-K..................................37

      As used herein and except as the context may otherwise require, "the Company," "we," "us," "our" or "Horizon Telcom" means, collectively, Horizon Telcom, Inc., and its subsidiaries: The Chillicothe Telephone Company ("Chillicothe Telephone"), Horizon Technology, Inc. ("Horizon Technology"), and Horizon Services, Inc. ("Horizon Services"). References to "Horizon PCS" refer to Horizon PCS, Inc., and its subsidiaries: Horizon Personal Communications, Inc. ("HPC"), and Bright Personal Communications Services, LLC ("Bright PCS").

      On August 15, 2003, Horizon PCS, Inc. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Therefore, the results herein include the operations of Horizon PCS through August 14, 2003. The Company will no longer include the results of Horizon PCS in its consolidated results. See Note 2 to the Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of September 30, 2003 and December 31, 2002
--------------------------------------------------------------------------------

                                                     September 30,  December 31,
                                                         2003          2002
                                                     -------------  ------------
ASSETS                                                (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ($55,000,000 on
     deposit at December 31, 2002, in
     accordance with covenant amendment in 2002)..   $ 12,989,775   $ 94,948,351
   Restricted cash ...............................             --     24,063,259
   Accounts receivable - subscriber, less
     allowance for doubtful accounts of
     approximately $363,000 and $2,654,000
     at September 30, 2003 and
     December 31, 2002, respectively .............      1,000,318     20,560,658
   Accounts receivable - interexchange carriers,
     access charge pools and other,
     less allowance for doubtful accounts
     of approximately $170,000 as of
     September 30, 2003 and $71,000 as
     of December 31, 2002 ........................      4,666,440      5,045,930
   Inventories ...................................      2,130,678      6,336,877
   Investments, available-for-sale,
     at fair value ...............................      1,251,780        745,860
   Prepaid expenses and other current assets .....      2,041,986      5,926,816
                                                     ------------   ------------
         Total current assets ....................     24,080,977    157,627,751
                                                     ------------   ------------

OTHER ASSETS:
   Intangible assets - Sprint PCS licenses,
     net of amortization .........................             --     40,381,201
   Debt issuance costs, net ......................        345,146     20,365,415
   Deferred PCS activation expense ...............             --      6,092,645
   Prepaid pension costs and other ...............      4,202,931      5,361,994
                                                     ------------   ------------
         Total other assets ......................      4,548,077     72,201,255
                                                     ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, NET ...............     75,809,174    315,921,107
                                                     ------------   ------------
              Total assets .......................   $104,438,228   $545,750,113
                                                     ============   ============

(Continued on next page)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

As of September 30, 2003 and December 31, 2002
--------------------------------------------------------------------------------

                                                 September 30,     December 31,
                                                     2003              2002
                                                 -------------    --------------
                                                  (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable ...........................  $   1,536,627    $  24,827,065
   Payable to Sprint ..........................             --        9,910,262
   Deferred PCS revenue .......................             --        5,308,457
   Accrued personal property, real estate
     and other taxes ..........................      1,817,136        6,514,707
   Accrued interest, payroll and other
     accrued liabilities ......................      3,596,809       10,237,300
   Lines of credit ............................      1,000,000               --
                                                 -------------    -------------
         Total current liabilities ............      7,950,572       56,797,791
                                                 -------------    -------------

LONG-TERM DEBT AND OTHER LIABILITIES:
   Long-term debt .............................     42,000,000      558,284,349
   Deferred income taxes, net .................      9,905,703       15,234,409
   Postretirement benefit obligation ..........      7,462,844        6,526,991
   Deferred PCS activation revenue ............             --        6,092,645
   Investment in Horizon PCS ..................    483,488,553               --
   Other long-term liabilities ................      2,469,682       11,075,183
                                                 -------------    -------------
         Total long-term debt and
           other liabilities ..................    545,326,782      597,213,577
                                                 -------------    -------------
           Total liabilities ..................    553,277,354      654,011,368
                                                 -------------    -------------

CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY .....             --      157,105,236

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock - class A, no par value,
     200,000 shares authorized, 99,726
     shares issued and 90,561 shares
     outstanding, stated at $4.25 per share ...        423,836          423,836
   Common stock - class B, no par value,
     500,000 shares authorized, 299,450
     shares issued and 271,926 shares
     outstanding, stated at $4.25 per share ...      1,272,662        1,272,662
   Treasury stock - 36,689 shares, at cost ....     (5,504,700)      (5,504,700)
   Accumulated other comprehensive income
     (loss), net ..............................        661,175          (67,307)
   Additional paid-in capital .................     61,358,833       72,197,212
   Deferred stock compensation ................             --         (666,721)
   Retained deficit ...........................   (507,050,932)    (333,021,473)
                                                 -------------    -------------
           Total stockholders' equity (deficit)   (448,839,126)    (265,366,491)
                                                 -------------    -------------
              Total liabilities and
                stockholders' equity
                (deficit) .....................  $ 104,438,228    $ 545,750,113
                                                 =============    =============

              The accompanying notes are in integral part of these
                       consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                  For the Three Months Ended           For the Nine Months Ended
                                                                         September 30,                       September 30,
                                                                -------------------------------     -------------------------------
                                                                    2003              2002              2003              2002
                                                                -------------     -------------     -------------     -------------
OPERATING REVENUES:
     PCS subscriber and roaming ............................    $  33,106,473     $  54,212,134     $ 151,897,229     $ 150,069,815
     PCS equipment .........................................          518,841         1,787,076         4,408,297         5,760,004
     Basic local and long-distance service .................        4,567,747         4,737,885        13,652,690        14,089,158
     Network access ........................................        5,069,514         5,217,569        16,838,886        16,548,336
     Equipment systems sales, information services,
         Internet access and other .........................        3,005,148         2,235,065         7,512,567         6,402,148
                                                                -------------     -------------     -------------     -------------
           Total operating revenues ........................       46,267,723        68,189,729       194,309,669       192,869,461
                                                                -------------     -------------     -------------     -------------

OPERATING EXPENSES:
     Cost of goods sold ....................................        1,301,568         4,138,059        12,387,126        13,066,769
     Cost of services (exclusive of items shown
         separately below) .................................       30,152,888        47,921,985       129,102,054       132,751,926
     Selling and marketing .................................        4,246,367        13,475,910        29,883,137        39,894,584
     General and administrative (exclusive of items
         shown separately below) ...........................       10,598,052        14,878,317        38,938,212        41,578,153
     Non-cash compensation .................................           81,256           120,031           274,474           309,667
     (Gain) Loss on sale of property and equipment .........               --            (2,655)          216,312           638,349
     Impairment of intangible assets and property
         and equipment .....................................               --                --        73,760,278         3,500,000
     Depreciation and amortization .........................        6,387,324        11,583,788        32,213,728        33,434,783
     PCS restructuring charges .............................        4,509,128                --         4,509,128                --
                                                                -------------     -------------     -------------     -------------
           Total operating expenses ........................       57,276,583        92,115,435       321,284,449       265,174,231
                                                                -------------     -------------     -------------     -------------

OPERATING LOSS .............................................      (11,008,860)      (23,925,706)     (126,974,780)      (72,304,770)
                                                                -------------     -------------     -------------     -------------

NONOPERATING INCOME (EXPENSE):
     Interest expense, net .................................       (8,973,846)      (17,023,096)      (43,667,308)      (46,151,846)
     Subsidiary preferred stock dividends ..................       (1,594,948)       (3,005,897)       (7,815,505)       (8,718,663)
     Interest income and other, net ........................           76,064           726,243           641,996         2,412,935
                                                                -------------     -------------     -------------     -------------
           Total nonoperating expense ......................      (10,492,730)      (19,302,750)      (50,840,817)      (52,457,574)
                                                                -------------     -------------     -------------     -------------

LOSS BEFORE INCOME TAX BENEFIT (EXPENSE) AND
   MINORITY INTEREST .......................................      (21,501,590)      (43,228,456)     (177,815,597)     (124,762,344)

INCOME TAX BENEFIT (EXPENSE) ...............................          (18,861)           64,722         5,199,801        (1,115,349)

MINORITY INTEREST IN LOSS ..................................               --                --                24                --
                                                                -------------     -------------     -------------     -------------

NET LOSS ...................................................    $ (21,520,451)    $ (43,163,734)    $(172,615,772)    $(125,877,693)
                                                                =============     =============     =============     =============

Basic and diluted net loss per share .......................    $      (59.37)    $     (119.08)    $     (476.20)    $     (347.33)
                                                                =============     =============     =============     =============
Weighted-average common shares outstanding .................          362,487           362,478           362,487           362,413
                                                                =============     =============     =============     =============

              The accompanying notes are in integral part of these
                       consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                    For the Three Months Ended        For the Nine Months Ended
                                                                            September 30,                     September 30,
                                                                   ------------------------------    ------------------------------
                                                                        2003            2002              2003            2002
                                                                   -------------    -------------    -------------    -------------
NET LOSS .......................................................   $ (21,520,451)   $ (43,163,734)   $(172,615,772)   $(125,877,693)
                                                                   =============    =============    =============    =============

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on hedging activities ...............              --           20,686          461,644          140,728
Net unrealized gain (loss) on securities available-for-sale
     net of taxes of $10,434 and $172,013 for the three
     and nine months ended September 30, 2003, respectively ....         (20,254)        (131,353)         333,907       (2,024,926)
                                                                   -------------    -------------    -------------    -------------

COMPREHENSIVE INCOME (LOSS) ....................................   $ (21,540,705)   $ (43,274,401)   $(171,820,221)   $(127,761,891)
                                                                   =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2003            2002
                                                 -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................  $(172,615,772)   $(125,877,693)
                                                 -------------    -------------
Adjustments to reconcile net loss to net
   cash provided by (used in)
   operating activities:
   Depreciation and amortization ..............     32,213,728       33,434,783
   Impairment of intangible assets and
     property and equipment ...................     73,760,278        3,500,000
   Non-cash restructuring charges .............      2,884,062               --
   Deferred income tax benefit ................     (6,031,000)              --
   Non-cash compensation expense ..............        274,474          309,667
   Non-cash interest expense ..................     20,381,687       20,252,352
   Loss on disposal of property, plant
     and equipment ............................        216,312          638,349
   Non-cash preferred stock dividend
     of subsidiary ............................      7,815,505        8,718,663
   Minority interest in subsidiary ............            (24)              --
   Provision for bad debt expense .............      5,197,879       12,189,333
   Loss on hedging activities .................             --           83,689
   Decrease (Increase) in certain assets:
     Accounts receivable ......................     (6,461,289)     (18,301,998)
     Inventories ..............................      2,291,411        1,447,779
     Prepaid expenses and other current assets        (407,551)        (567,126)
   Increase (Decrease) in certain liabilities:
     Accounts payable .........................     (3,371,225)      (8,781,795)
     Payable to Sprint ........................      7,290,020        4,621,053
     Accrued liabilities and deferred
       PCS service revenue ....................     15,150,260       16,729,817
     Postretirement benefit obligation ........        946,287          555,897
     Other assets and liabilities, net ........      1,046,141         (207,333)
                                                 -------------    -------------
       Total adjustments ......................    153,196,955       74,623,130
                                                 -------------    -------------
         Net cash used in operating activities     (19,418,817)     (51,254,563)
                                                 -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net ..................    (11,640,475)     (66,084,898)
   Proceeds from sale of property and equipment             --        1,563,970
   Deconsolidation of Horizon PCS .............    (50,485,621)              --
                                                 -------------    -------------
         Net cash used in investing activities     (62,126,096)     (64,520,928)
                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit ...............      1,000,000               --
   Borrowings on long-term debt ...............             --      135,000,000
   Repayments on long-term debt ...............             --      (25,167,337)
   Deferred financing fees ....................             --       (2,841,511)
   Exercise of subsidiary stock options .......             24               --
   Dividends paid .............................     (1,413,687)      (1,359,106)
                                                 -------------    -------------
         Net cash provided by (used in)
           financing activities ...............       (413,663)     105,632,046
                                                 -------------    -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS
                                                   (81,958,576)     (10,143,445)
CASH AND CASH EQUIVALENTS, beginning
  of period ...................................     94,948,351      127,154,227
                                                 -------------    -------------
CASH AND CASH EQUIVALENTS, end
  of period ...................................  $  12,989,775    $ 117,010,782
                                                 =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2003 and December 31, 2002
And for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - General

      The results of operations for the periods shown are not necessarily indicative of the results to be expected for the fiscal year (See Note 2, Accounting Impact). In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the periods presented. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002, which includes information and disclosures not presented herein.

NOTE 2 - Bankruptcy of Horizon PCS and Liquidity

Voluntary Bankruptcy Filing

      On August 15, 2003, Horizon PCS, Inc., a Delaware corporation and majority-owned subsidiary of Horizon Telcom, HPC, an Ohio corporation and wholly-owned subsidiary of Horizon PCS Inc., and Bright PCS, an Ohio limited liability company and majority-owned subsidiary of Horizon PCS, Inc. (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Ohio (the "Bankruptcy Court"). The Debtors expect to continue to manage their properties and operate their businesses in the ordinary course of business as "debtors-in-possession" subject to the supervision and orders of the Bankruptcy Court pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code (the "Bankruptcy Case"). In general, as debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Debtors' estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to settlement under a plan of reorganization. Horizon Telcom, due to its loan covenants, cannot provide capital or other financial support to the Debtors. The Company believes Horizon Telcom operations will continue independent of the outcome of the Bankruptcy Case. However, upon conclusion of the Bankruptcy Case, the ownership interests of Horizon Telcom and the other current stockholders in Horizon PCS may be reduced.

      While the long-term effect of the Bankruptcy Case cannot be determined, management believes the Bankruptcy Case will not have a material adverse effect on the liquidity of Horizon Telcom.

Accounting Impact

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Accounting Research Bulletin ("ARB") No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS. Therefore, Horizon Telcom's investment in Horizon PCS is the balance based on the application of the equity method through August 14, 2003 and any cost based activity subsequent to that date. Accordingly, the accompanying consolidated balance sheet as of September 30, 2003 does not include the consolidated accounts of Horizon PCS; it does however, include a negative investment of approximately $483 million, related to the deconsolidation of Horizon PCS. In addition, the accompanying consolidated statement of operations for the period ended September 30, 2003 includes the consolidated results of operations of Horizon PCS through August 14, 2003. Upon emergence of Horizon PCS from bankruptcy, the negative investment will be reduced proportionately to the remaining ownership percentage, if any, retained by Horizon Telcom.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2003 and December 31, 2002
And for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

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

Basis of Presentation

      The accompanying consolidated financial statements reflect the operations of Horizon Telcom, and its subsidiaries, Chillicothe Telephone, Horizon Services and Horizon Technology, and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. All material intercompany transactions and balances have been eliminated in consolidation.

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

      Inventories consist of the following at September 30, 2003 and at December 31, 2002:

                                                  September 30, December 31,
                                                      2003         2002
                                                   ----------   ----------
      Equipment held for resale ................   $  124,677   $  121,501
      Materials, supplies and work in progress .    2,006,001    2,132,581
      PCS inventory ............................           --    4,082,795
                                                   ----------   ----------
           Total inventories ...................   $2,130,678   $6,336,877
                                                   ==========   ==========

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

Accounting for Rate Regulation

      Chillicothe Telephone is subject to rate regulation. SFAS No. 71 "Accounting for the Effects of Certain Types of Rate Regulation" provides that rate-regulated public utilities account for revenues and expenses and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates. Chillicothe

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2003 and December 31, 2002
And for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies (Continued)

Telephone follows the accounting and reporting requirements of SFAS No. 71. As of September 30, 2003, the Company has recorded regulatory liabilities of approximately $1,003,000. As of December 31, 2002, regulatory assets and liabilities were approximately $63,000 and $480,000, respectively.

Restricted Cash

      In connection with Horizon PCS' December 2001 offering of $175,000,000 of senior notes due in 2011 (Note 10), approximately $48,660,000 of the offering's proceeds were placed in an escrow account to be used toward the first four semi-annual interest payments due under the terms of the notes. Horizon PCS paid approximately $24,596,000, during the year ended December 31, 2002 and $12,031,000 during the period ended August 14, 2003.

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

      The Company capitalizes interest pursuant to SFAS No. 34 "Capitalization of Interest Cost." The Company capitalized interest of approximately $719,000 and $3,926,000 for the nine months ended September 30, 2003 and 2002, respectively. In addition, the Company capitalized labor costs of approximately $1,684,000 and $4,088,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2003 and December 31, 2002
And for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25", to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FASB Statement No. 123" established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148.

      The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each of the three and nine month periods ended September 30:

                                                        Three Months Ended September 30,           Nine Months Ended September 30,
                                                       ----------------------------------        ----------------------------------
                                                            2003                 2002                 2003                 2002
                                                       -------------        -------------        -------------        -------------
Net loss
  As reported ..................................       $ (21,520,451)       $ (43,163,734)       $(172,615,772)       $(125,877,693)
Add: Stock-based employee compensation
  expense included in reported net loss ........              81,256              120,031              274,474              309,667
Deduct: Total stock-based employee
  compensation expense determined under
  fair value base method for all awards ........             (99,676)            (292,428)            (496,812)            (887,284)
                                                       -------------        -------------        -------------        -------------
Pro Forma net loss .............................       $ (21,538,871)       $ (43,336,131)       $(172,838,110)       $(126,455,310)
                                                       =============        =============        =============        =============
Basic and diluted loss per share
As reported ....................................       $      (59.37)       $     (119.08)       $     (476.20)       $     (347.33)
Pro forma ......................................       $      (59.42)       $     (119.56)       $     (476.81)       $     (348.93)

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2003 and December 31, 2002
And for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies (Continued)

Net Loss per Share

      The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted net loss per share is computed by dividing net loss, for each period, by the weighted-average outstanding common shares. No conversion of common stock equivalents (options, warrants or convertible securities) has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. Stock options could potentially dilute basic earnings per share in the future and will be included in the diluted earnings per share calculation when dilutive.

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

      In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amendments require that contracts with comparable characteristics be accounted for similarly, clarifies when a contract with an initial investment meets the characteristic of a derivative and clarifies when a derivative requires special reporting in the statement of cash flows. SFAS No. 149 is effective for hedging relationships designated and for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS No. 133 Statement Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003, which should be applied in accordance with their respective effective dates, and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not exist, which should be applied to existing contracts, as well as new contracts entered into after June 30, 2003. The application of SFAS No. 149 is not expected to have a material effect on the Company's consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002, but continues to account for stock compensation costs in accordance with APB Opinion No. 25 (See Note 4, Stock-Based Compensation).

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2003 and December 31, 2002
And for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

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

      In 2002, the FASB's EITF, reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how a vendor should account for arrangements under which it will perform multiple revenue-generating activities. The guidance in this Issue is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the guidance in Issue 00-21 as of July 1, 2003. This adoption did not have a material impact on the financial position, results of operations, or cash flows.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the 2003 presentation.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2003 and December 31, 2002
And for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - Segment Information

      The Company (including Horizon PCS is organized around the differences in products and services it offers. Under this organizational structure, the Company operates in two reportable business segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These segments are landline telephone services and wireless personal communications services. The landline telephone services segment includes four major revenue streams: basic local service, long-distance service, network access and other related telephone service. As discussed in Note 2, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS and the accounts of Horizon PCS will be recorded as an investment using the cost method of accounting. Accordingly, the wireless personal communications segment does not include activity after August 14, 2003.

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

      The following table includes revenue, intercompany revenues, operating earnings (loss), depreciation and amortization expense, and capital expenditures for the quarters ended September 30, 2003 and 2002, and assets as of September 30, 2003 and December 31, 2002, for each segment and reconciling items necessary to total to amounts reported in the financial statements:

                                                                                             Net Revenue
                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  --------------------------------   -------------------------------
                                                                        2003             2002             2003             2002
                                                                  --------------    --------------   -------------    --------------
Wireless personal communications services ......................   $  33,625,314    $  55,999,210    $ 156,305,526    $ 155,829,819
Landline telephone services ....................................       9,637,261        9,955,454       30,491,576       30,637,494
All other ......................................................       3,005,148        2,235,065        7,512,567        6,402,148
                                                                   -------------    -------------    -------------    -------------
    Total net revenues .........................................   $  46,267,723    $  68,189,729    $ 194,309,669    $ 192,869,461
                                                                   =============    =============    =============    =============

                                                                                        Intercompany Revenue
                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  --------------------------------   -------------------------------
                                                                        2003             2002             2003             2002
                                                                  --------------    --------------   -------------    --------------
Wireless personal communications services ......................   $      28,341    $      61,770    $      50,871    $     254,863
Landline telephone services ....................................         242,599          280,886          851,812        1,086,141
All other ......................................................         168,423           99,738          467,968          318,477
                                                                   -------------    -------------    -------------    -------------
    Total intercompany revenues ................................   $     439,363    $     442,394    $   1,370,651    $   1,659,481
                                                                   =============    =============    =============    =============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2003 and December 31, 2002
And for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - Segment Information (Continued)

                                                                                       Operating Earnings (Loss)
                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  --------------------------------   -------------------------------
                                                                        2003             2002             2003             2002
                                                                  --------------    --------------   -------------    --------------
Wireless personal communications services ......................   $ (11,075,250)   $ (23,691,879)   $(127,576,728)   $ (73,435,201)
Landline telephone services ....................................       3,143,205        3,450,426       11,444,152       12,415,267
All other ......................................................        (965,454)      (1,031,266)      (2,870,837)      (2,815,211)
Unallocated administrative expenses ............................      (2,111,361)      (2,652,987)      (7,971,367)      (8,469,625)
                                                                   -------------    -------------    -------------    -------------
    Total operating loss .......................................   $ (11,008,860)   $ (23,925,706)   $(126,974,780)   $ (72,304,770)
                                                                   =============    =============    =============    =============

                                                                                    Depreciation and Amortization
                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  --------------------------------   -------------------------------
                                                                        2003             2002             2003             2002
                                                                  --------------    --------------   -------------    --------------
Wireless personal communications services ......................   $   4,023,504    $   9,302,721    $  25,175,810    $  26,732,128
Landline telephone services ....................................       1,715,478        1,711,465        5,149,727        5,114,793
All other ......................................................         648,342          569,602        1,888,191        1,587,862
                                                                   -------------    -------------    -------------    -------------
    Total depreciation and amortization ........................   $   6,387,324    $  11,583,788    $  32,213,728    $  33,434,783
                                                                   =============    =============    =============    =============

                                                                                         Capital Expenditures
                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  --------------------------------   -------------------------------
                                                                        2003             2002             2003             2002
                                                                  --------------    --------------   -------------    --------------
Wireless personal communications services ......................   $     198,190    $   8,507,660    $   5,255,326    $  57,620,672
Landline telephone services ....................................       1,753,193        2,014,624        5,375,638        5,868,406
All other ......................................................         357,232          928,340        1,009,511        2,595,820
                                                                   -------------    -------------    -------------    -------------
    Total capital expenditures .................................   $   2,308,615    $  11,450,624    $  11,640,475    $  66,084,898
                                                                   =============    =============    =============    =============

                                                              Assets
                                                  September 30,     December 31,
                                                      2003             2002
                                                  --------------    ------------
Wireless personal communications services ....     $         --     $443,116,762
Landline telephone services ..................       87,285,086       83,258,131
All other ....................................       17,153,142       19,375,220
                                                   ------------     ------------
    Total assets .............................     $104,438,228     $545,750,113
                                                   ============     ============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2003 and December 31, 2002
And for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - Segment Information (Continued)

Net operating revenues by product and services were as follows for the three and nine months ended September 30:

                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  --------------------------------   -------------------------------
                                                                        2003             2002             2003             2002
                                                                  --------------    --------------   -------------    --------------
Wireless personal communications services:
PCS subscriber revenue .........................................   $  24,229,074    $  39,219,056    $ 115,643,263    $ 111,141,497
PCS roaming revenue ............................................       8,877,399       14,993,078       36,253,966       38,928,318
PCS equipment sales ............................................         518,841        1,787,076        4,408,297        5,760,004
                                                                   -------------    -------------    -------------    -------------
  Total personal communication services ........................      33,625,314       55,999,210      156,305,526      155,829,819
                                                                   -------------    -------------    -------------    -------------

Landline telephone services:
Basic local service ............................................       3,490,871        3,641,695       10,362,212       10,905,384
Long-distance service ..........................................         237,738          300,115          716,473          878,529
Network access .................................................       5,069,514        5,217,569       16,838,886       16,548,336
Other related telephone service ................................         839,138          796,075        2,574,005        2,305,245
                                                                   -------------    -------------    -------------    -------------
  Total landline telephone services ............................       9,637,261        9,955,454       30,491,576       30,637,494
                                                                   -------------    -------------    -------------    -------------

Other:
Internet access services .......................................         661,918          760,057        2,033,961        2,385,462
Equipment system sales .........................................         228,532          315,667          710,583          936,620
Other miscellaneous revenues ...................................       2,114,698        1,159,341        4,768,023        3,080,066
                                                                   -------------    -------------    -------------    -------------
  Total other ..................................................       3,005,148        2,235,065        7,512,567        6,402,148
                                                                   -------------    -------------    -------------    -------------
      Total operating revenues .................................   $  46,267,723    $  68,189,729    $ 194,309,669    $ 192,869,461
                                                                   =============    =============    =============    =============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2003 and December 31, 2002
And for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - Investments

      The following summarizes unrealized gains and losses on investments at September 30, 2003, and December 31, 2002:

2003:
                                             Unrealized   Unrealized    Fair
                                  Cost          Gain         Loss       Value
                               ----------    ----------   ----------  ----------
Equity securities
  available-for-sale ......    $  250,000    $1,001,780    $    --    $1,251,780
                               ==========    ==========    =======    ==========

2002:
                                             Unrealized   Unrealized    Fair
                                  Cost          Gain         Loss       Value
                               ----------    ----------   ----------  ----------
Equity securities
  available-for-sale ......    $  250,000    $  495,860    $    --    $  745,860
                               ==========    ==========    =======    ==========

NOTE 7 - Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                                 September 30,     December 31,
                                                      2003             2002
                                                 -------------    -------------
Network assets ...............................   $ 102,068,741    $  92,276,815
Switching equipment ..........................              --               --
Land and buildings ...........................      15,088,979       14,889,802
Computer and telecommunications equipment ....      11,391,390       10,716,345
Furniture, vehicles and office equipment .....       4,958,911        4,823,818
PCS assets ...................................              --      271,157,682
                                                 -------------    -------------
  Property, plant and equipment
    in-service, at cost ......................     133,508,021      398,864,462
Accumulated depreciation .....................     (58,554,860)     (53,100,188)
PCS accumulated depreciation .................              --      (46,273,707)
                                                 -------------    -------------
     Property, plant and equipment
       in-service, net .......................      74,953,161      299,487,567
Construction work in progress ................         856,013        1,780,922
PCS construction work in progress ............              --       14,652,618
                                                 -------------    -------------
          Total property, plant and
            equipment, net ...................   $  75,809,174    $ 315,921,107
                                                 =============    =============

      During the first quarter of 2003, Horizon PCS recorded a liability of $22,600 and a cumulative change in accounting principle of $9,570 related to the adoption SFAS No. 143 for potential costs associated with certain asset retirement obligations. The cumulative change in accounting principle is included in "interest income and other, net" on the accompanying statement of operations.

      During the second quarter of 2003, Horizon PCS reduced the book value of the network assets related to an impairment recorded on property and equipment discussed below in Note 8.

NOTE 8 - Impairment of Horizon PCS Intangible Assets and Property and Equipment

      Horizon PCS was not in compliance with certain covenants contained in its financing documents as of June 30, 2003. This created the need for an impairment assessment of its intangible assets and property and equipment as required by SFAS No. 144. Therefore, Horizon PCS projected future undiscounted cash flows and determined they were insufficient to recover the carrying amounts for the intangible assets and property and equipment. This required Horizon PCS to recognize an impairment loss for the excess of carrying value over fair value. To determine fair value, Horizon PCS performed a valuation utilizing a cost approach adjusted for items such as technological and functional obsolescence as appropriate.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2003 and December 31, 2002
And for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 8 - Impairment of Horizon PCS Intangible Assets and Property and Equipment (Continued)

      Horizon PCS determined the carrying value of the intangible assets exceeded the fair value of the assets. As a result, Horizon PCS recorded impairment on the intangible assets of approximately $39,152,000. As a result of the impairment charge, Horizon PCS recorded a tax benefit of $6,031,000 due to the reduction of a deferred tax liability related to the intangibles. As of September 30, 2003, net deferred income taxes were zero.

      Additionally, Horizon PCS determined the fair market value of the property and equipment was less than the carrying value of the assets. As a result, Horizon PCS recorded an impairment on property and equipment of approximately $34,609,000.

      During 2002, Horizon PCS launched switches in Tennessee and Pennsylvania and disconnected some switching equipment in Chillicothe, Ohio. As a result, approximately $6,200,000 of switching equipment was considered an impaired asset as defined by SFAS No. 144. Accordingly, impairment expense for the nine months ended September 30, 2002, includes approximately $3,500,000 of expense related to the impaired assets. The total amount of depreciation recorded to date on this equipment was approximately $5,600,000. This equipment was sold for book value during 2003.

NOTE 9 - Lines of Credit

      On December 15, 2002, Chillicothe Telephone entered into an agreement with Huntington National Bank for a line of credit that provides maximum borrowings of $15,000,000, payable on demand. Interest accrues on the outstanding balance at a fluctuating rate tied to the London Interbank Offered Rate ("LIBOR") and is due and payable monthly. At September 30, 2003, the interest rate on the line of credit was 2.65%. As of September 30, 2003, Chillicothe Telephone had drawn $1,000,000 under this line of credit. The line of credit contains several covenants requiring minimum tangible net worth, a fixed charge coverage ratio, a funded debt to consolidated total capitalization ratio and an interest coverage ratio. As of September 30, 2003, Chillicothe Telephone was in compliance with these covenants.

NOTE 10 - Long-Term Debt

      The components of long-term debt outstanding are as follows:

                                      Interest
                                      Rate at
                                    September 30, September 30,    December 31,
                                        2003          2003             2002
                                    ------------  -------------   -------------
Horizon PCS:
 Discount notes ....................             $          --    $ 295,000,000
 Senior notes ......................                        --      175,000,000
 Secured credit facility-term loan A                        --      105,000,000
 Secured credit facility-term loan B                        --       50,000,000
Chillicothe Telephone:
 2002 Senior Notes .................    6.64%       30,000,000       30,000,000
 1998 Senior Notes .................    6.72%       12,000,000       12,000,000
                                                 -------------    -------------
    Long-term debt, par value ......                42,000,000      667,000,000
Less: Unaccreted interest portion of
  Horizon PCS discount notes .......                        --     (108,715,651)
                                                 -------------    -------------
     Total long-term debt ..........             $  42,000,000    $ 558,284,349
                                                 -------------    -------------

      Subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS. Accordingly, the schedule above as of September 30, 2003 does not include the consolidated accounts of Horizon PCS.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2003 and December 31, 2002
And for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Commitments and Contingencies

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

      On August 21, 2003, HPC and Bright PCS, subsidiaries of Horizon PCS, Inc., filed a lawsuit in the United States District Court for the Southern District of Ohio, Eastern Division, against Sprint Corporation, Sprint Spectrum, L.P., Wirelessco, L.P. and Sprintcom, Inc. (collectively, "Sprint"), alleging wrongful conduct on the part of Sprint in its relationship and business dealings with Horizon PCS. In the Complaint, HPC and Bright PCS assert claims under the federal RICO laws and similar Ohio state laws, and also assert fraud, negligent misrepresentation, conversion, breach of contract and breach of fiduciary duties.

NOTE 12 - PCS Restructuring Costs

      On July 28, 2003, Horizon PCS implemented a restructuring plan that included a company-wide work force reduction in order to reduce costs that are within Horizon PCS' control. The employment of approximately 300 employees has been terminated, and Horizon PCS has closed approximately 19 of its 42 company-owned sales and service centers to reduce costs in areas where revenues are not currently meeting criteria for return on investment. Horizon PCS also converted approximately 13 of its other company-owned sales and service centers to customer service centers. Horizon PCS' restructuring plan resulted in restructuring charges of $4,509,128.

                                                           Cash        Non-Cash
                                              Charges    Deductions   Deductions
                                            ----------   ----------   ----------
Employee separations ....................   $1,659,149   $1,625,066   $   34,083
Lease commitments, net of sublease ......      798,260           --      798,260
Equipment disposals .....................    2,051,719           --    2,051,719
                                            ----------   ----------   ----------
                                            $4,509,128   $1,625,066   $2,884,062
                                            ==========   ==========   ==========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as: "may", "might", "could", "would", "believe", "expect", "intend", "plan", "seek", "anticipate", "estimate", "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including without limitation, the statements under "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

      o     changes in industry conditions created by the Federal
            Telecommunications Act of 1996 (the "Telecom Act") and related state and federal legislation and regulations;

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

      o statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections; and

      o     the anticipated impact of recent accounting pronouncements.

      Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations ("Cautionary Statements"), are disclosed in this quarterly report on Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this quarterly report on Form 10-Q. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

      o changes or advances in technology and the acceptance of new technology in the marketplace;

      o     competition in the industry and markets in which we operate;

      o     changes in government regulation;

      o     general political economic and business conditions; and

      o the impact and outcome of the Horizon PCS bankruptcy filing and related proceedings.

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

Overview

      Horizon Telcom is a holding company, which, in addition to its majority ownership of Horizon PCS, owns 100% of 1) Chillicothe Telephone, a local telephone company, 2) Horizon Services, which provides administrative services to other Horizon Telcom affiliates including Horizon PCS, and 3) Horizon Technology, a long-distance and Internet services business.

      Horizon Telcom provides a variety of voice and data services to commercial, residential/small business and local market segments. Horizon Telcom provides landline telephone service, VDSL television service and Internet access services to the southern Ohio region, principally in and surrounding Chillicothe, Ohio.

      At September 30, 2003, Chillicothe Telephone serviced approximately 37,200 access lines in Chillicothe, Ohio and the surrounding area. Horizon Technology provided Internet service to approximately 10,400 customers through its bright.net Internet service

Critical Accounting Policies and Estimates

      Allowance for Doubtful Accounts. With respect to our landline segments, accounts receivable consists primarily of amounts billed to interexchange carriers for allowing their customers to access our network when their customers place a call. Accounts receivable also includes charges for advertising in Chillicothe Telephone's yellow pages directory and amounts billed to customers for monthly services. Our collection history with interexchange carriers has been good. However, all pre-petition accounts receivables from WorldCom and WorldCom's MCI division, which declared bankruptcy on July 21, 2002, were written off at year-end 2002. Approximately $188,000 of this written off amount was recovered in the second quarter of 2003.

      Revenue Recognition. The landline telephone services operating segment consists of basic local and long-distance toll, network access services and other related telephone service revenue. Intra-LATA, (Local Access and Transport
Area) (i.e., the area of southern Ohio, including Columbus originally covered by area code 614), basic local exchange and long-distance service revenue consists of flat rate services and measured services billed to customers utilizing Chillicothe Telephone's landline telephone network. Long distance intraLATA/interstate revenue consists of message services that terminate beyond the basic service area of the originating wire center. Network access revenue consists of revenue derived by our landline telephone services segment from the provision of exchange access services to an interexchange carrier or to an end user beyond the exchange carrier's network. Other related telephone service revenue includes directory advertising related to a telephone directory published annually.

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

      Chillicothe Telephone is an independent local exchange carrier that provides local telephone service within ten local exchanges. Chillicothe Telephone follows an access charge system as ordered by the Federal Communications Commission ("FCC") and the PUCO ("Public Utilities Commission of Ohio") in 1984. The access charge methodology provides a means whereby local exchange carriers, including Chillicothe Telephone, provide their customers access to the facilities of the long-distance carriers and charge long-distance carriers for interconnection to local facilities.

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

      Horizon Technology provides Internet access services and resells long-distance service. Revenues on equipment sales were recognized at the time of sale. Revenues for the Internet and long distance services are recognized monthly as service is rendered.

Results of Operations for the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

      This discussion and analysis is presented on an operating segment basis. The following unaudited table details the consolidated statements of income by operating segment for the three months ended September 30, 2003 and 2002:

                                                                     For the Three Months Ended, September 30,
                                                -----------------------------------------------------------------------------------
                                                  Wireless Personal
                                                    Communications
                                                      Services(1)               Landline Telephone             All Other Services
                                                -----------------------       -----------------------       -----------------------
(Dollars in thousands)                            2003           2002           2003           2002           2003           2002
OPERATING REVENUES:                             --------       --------       --------       --------       --------       --------
   PCS subscriber and roaming ............      $ 33,106       $ 54,212       $     --       $     --       $     --       $     --
   PCS equipment .........................           519          1,787             --             --             --             --
   Basic local and
     long-distance and other
     landline ............................            --             --          4,568          4,738             --             --
   Network access ........................            --             --          5,070          5,218             --             --
   Equipment systems sales,
     information services,
     Internet access and other ...........            --             --             --             --          3,005          2,235
                                                --------       --------       --------       --------       --------       --------
     Total operating revenues ............        33,625         55,999          9,638          9,956          3,005          2,235
                                                --------       --------       --------       --------       --------       --------

OPERATING EXPENSES:
   Cost of PCS and other
     equipment sale ......................         1,207          3,974             --             --             95            164
   Cost of services ......................        25,852         43,761          2,471          2,379          1,830          1,782
   Selling and marketing .................         3,794         13,073            206            150            247            252
   General and administrative ............         5,237          9,490          2,102          2,263          3,259          3,125
   Non-cash compensation .................            77             99              1              1              3             20
   Loss (Gain) on disposal
     of assets ...........................            --            (10)            --             --             --              7
   Depreciation and
     amortization ........................         4,024          9,303          1,715          1,712            648            570
   Impairment of Horizon PCS
     Assets ..............................            --             --             --             --             --             --
   Restructuring charges .................         4,509             --             --             --             --             --
                                                --------       --------       --------       --------       --------       --------
     Total operating expenses ............        44,700         79,690          6,495          6,505          6,082          5,920
                                                --------       --------       --------       --------       --------       --------

OPERATING INCOME (LOSS) ..................       (11,075)       (23,691)         3,143          3,451         (3,077)        (3,685)
                                                --------       --------       --------       --------       --------       --------

NONOPERATING INCOME (EXPENSE):
   Interest expense, net .................        (8,269)       (15,890)          (705)        (1,133)            --             --
   Subsidiary preferred stock
     dividends ...........................        (1,595)        (3,006)            --             --             --             --
   Interest income and other,
         net .............................            70            720              5              5              2              1
                                                --------       --------       --------       --------       --------       --------
   Total nonoperating expense ............        (9,794)       (18,176)          (700)        (1,128)             2              1
                                                --------       --------       --------       --------       --------       --------


LOSS BEFORE INCOME TAX EXPENSE
   AND MINORITY INTEREST .................       (20,869)       (41,867)         2,443          2,323         (3,075)        (3,684)

INCOME TAX (EXPENSE) BENEFIT .............            --             --           (226)          (161)           207            225

MINORITY INTEREST IN LOSS ................            --             --             --             --             --             --
                                                --------       --------       --------       --------       --------       --------

NET INCOME (LOSS) ........................      $(20,869)      $(41,867)      $  2,217       $  2,162       $ (2,868)      $ (3,459)
                                                ========       ========       ========       ========       ========       ========

OTHER COMPREHENSIVE INCOME
(LOSS)
Net realized gain (loss) on
hedging activities .......................            --             21             --             --             --             --
Net unrealized gain (loss) on
securities available-for-sale,
net of taxes .............................            --             --            (21)          (131)            --             --
                                                --------       --------       --------       --------       --------       --------

COMPREHENSIVE INCOME (LOSS) ..............      $(20,869)      $(41,846)      $  2,196       $  2,031       $ (2,868)      $ (3,459)
                                                ========       ========       ========       ========       ========       ========

(1) Amounts in the wireless personal communication services column include the results of Horizon PCS through August 14, 2003 (Note 2).

Wireless Personal Communications Services Segment

      On August 15, 2003, Horizon PCS and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries" and ARB No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS and the accounts of Horizon PCS will be recorded as an investment using the cost method of accounting. Accordingly, the accompanying consolidated balance sheet as of September 30, 2003 does not include the consolidated accounts of Horizon PCS; it does however, include Horizon Telcom's investment at cost in Horizon PCS as of August 14, 2003. The accompanying consolidated statement of operations for the period ended September 30, 2003 includes the consolidated results of Horizon PCS' operations through August 14, 2003. Since future results will not include the results of Horizon PCS, this management discussion and analysis will focus only on the results of the landline telephone and all other services segments.

Landline Telephone Services Segment and All Other Services

      The following discussion details the results of operations of our landline telephone services segment and all other services not assigned to a segment for the last fiscal quarter.

Results of Operations

      Revenues. Network access revenue was relatively flat decreasing by approximately $100,000 for the three months ended September 30, 2003, to approximately $5.1 million. Basic local and long distance revenues decreased approximately $100,000 to approximately $4.6 million for the three months ended September 30, 2003 as compared to September 30, 2002.

      Internet access and other revenues increased by approximately $800,000 to approximately $3.0 million for the three months ended September 30, 2003. Other revenues were impacted by increased VDSL revenue as we continue to build our customer base, which was offset slightly by lower bright.net dial-up Internet service subscribers. We believe a number of these lost dial-up customers have switched to high-speed VDSL service.

      Cost of equipment sales. Cost of goods sold primarily consists of business system sales and customer maintenance expenses. Cost of goods sold for all other services was essentially flat for the three months ended September 30, 2003 as compared to the same period in 2002.

      Cost of services. Cost of services includes customer care support and network-related costs, including switching, access and circuit expenses. Cost of services also includes expenses related to the installation of our VDSL service.

      Cost of services for the three months ended September 30, 2003 for the landline telephone segment increased approximately $100,000 to approximately $2.5 million as compared to the three months ended September 30, 2002. This increase was due to increased payroll costs.

      Cost of services for the three months ended September 30, 2003 for all other services was essentially flat at approximately $1.8 million compared to the same period in 2002.

      Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs including marketing for VDSL. Selling and marketing expenses for the landline telephone segment and all other services were essentially flat for the three months ended September 30, 2003 compared to the same three months in 2002.

      General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses for the landline telephone segment decreased by approximately $200,000 to approximately $2.1 million for the three months ended September 30, 2003 as compared to the same period in 2002. This decrease was the result of a reduction in the amount of customer uncollectibles.

      General and administrative expenses for all other services increased by approximately $200,000 to approximately $3.3 million for the three months ended September 30, 2003. This increase was due to higher professional fees in 2003.

      Non-cash compensation expense. Non-cash compensation expense is the amortization of the value of stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. Non-cash compensation expense for the landline telephone segment and all other services was essentially flat for the three months ended September 30, 2003 compared to the same three months in 2002.

      Depreciation and amortization expense. Depreciation and amortization expense for the landline telephone segment was essentially flat at approximately $1.7 million for the three months ended September 30, 2003 and 2002. Depreciation and amortization expense for all other services was also relatively flat at approximately $600,000 for the three months ended September 30, 2003 and 2002.

      Interest expense, net. Interest expense for the landline telephone segement and all other services for the three months ended September 30, 2003, was approximately $700,000, compared to approximately $1.1 million for the three months ended September 30, 2002. The decrease in interest expense was the result of a one-time increase in 2002 due to a $500,000 payment made in connection with the early retirement of senior notes issued by Chillicothe Telephone. The decrease was partially offset by an increase due to our additional debt outstanding during the three months ended September 30, 2003, compared to the same period in 2002. We expect further increases in interest expense in 2003 due to anticipated higher average debt levels.

      In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64% senior notes. A portion of the proceeds was used to retire a Chillicothe Telephone line of credit on September 28, 2002. Interest expense on the aforesaid senior notes was approximately $500,000 and $200,000 for the three months ended September 30, 2003 and 2002. Interest expense on the retired line of credit and the retired senior notes was approximately $700,000 for the three months ended September 30, 2002. Interest expense on Chillicothe Telephone's senior notes issued in 1998 was approximately $200,000 in the third quarter of both 2003 and 2002. Capitalized construction interest was approximately $9,000 and $24,000, for the three months ended September 30, 2003 and 2002, respectively.

      Interest income and other, net. The landline telephone service segment recorded approximately $5,000 of other income in the three months ended September 30, 2003 and 2002.

      Income tax expense. Income tax expense for the three months ended September 30, 2003 was flat at approximately $200,000 as compared to the same period in 2002.

      Other comprehensive income (loss). The Company recognized approximately $21,000 of loss in the third quarter of 2003, compared to a loss of approximately $131,000 for the same period in 2002, related to its investments available-for-sale, net of tax benefit of approximately $10,000 and $68,000, respectively.

Results of Operations for the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

      This discussion and analysis is presented on an operating segment basis. The following unaudited table details the consolidated statements of income by operating segment for the nine months ended September 30, 2003 and 2002:

                                                                     For the Nine Months Ended, September 30,
                                               ------------------------------------------------------------------------------------
                                                  Wireless Personal
                                                    Communications
                                                      Services(1)               Landline Telephone             All Other Services
                                               ------------------------      ------------------------      ------------------------
(Dollars in thousands)                           2003           2002           2003           2002           2003           2002
OPERATING REVENUES:                            ---------      ---------      ---------      ---------      ---------      ---------
   PCS subscriber and roaming ............     $ 151,897      $ 150,070      $      --      $      --      $      --      $      --
   PCS equipment .........................         4,408          5,760             --             --             --             --
   Basic local and long-distance
     and other landline ..................            --             --         13,653         14,089             --             --
   Network access ........................            --             --         16,839         16,548             --             --
   Equipment systems sales,
     information services,
     Internet access and other ...........            --             --             --             --          7,513          6,402
                                               ---------      ---------      ---------      ---------      ---------      ---------
     Total operating revenues ............       156,305        155,830         30,492         30,637          7,513          6,402
                                               ---------      ---------      ---------      ---------      ---------      ---------

OPERATING EXPENSES:
   Cost of PCS and other
     equipment sale ......................        12,035         12,635             --             --            352            432
   Cost of services ......................       116,490        120,946          7,343          7,058          5,269          4,748
   Selling and marketing .................        28,585         38,661            569            411            729            822
   General and administrative ............        22,848         25,862          5,982          5,634         10,108         10,082
   Non-cash compensation .................           263            298              4              4              8              8
   Loss on disposal of assets ............           216            631             --             --             --              7
   Depreciation and amortization .........        25,176         26,732          5,150          5,115          1,888          1,588
   Impairment of Horizon PCS
     Assets ..............................        73,760          3,500             --             --             --             --
   Restructuring charges .................         4,509             --             --             --             --             --
                                               ---------      ---------      ---------      ---------      ---------      ---------
     Total operating expenses ............       283,882        229,265         19,048         18,222         18,354         17,687
                                               ---------      ---------      ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS) ..................      (127,577)       (73,435)        11,444         12,415        (10,841)       (11,285)
                                               ---------      ---------      ---------      ---------      ---------      ---------

NONOPERATING INCOME (EXPENSE):
   Interest expense, net .................       (41,553)       (44,084)        (2,114)        (2,067)            --             (1)
   Subsidiary preferred stock
     dividends ...........................        (7,816)        (8,719)            --             --             --             --
   Interest income and other, net ........           595          2,465             39            (65)             8             13
                                               ---------      ---------      ---------      ---------      ---------      ---------
   Total nonoperating expense ............       (48,774)       (50,338)        (2,075)        (2,132)             8             12
                                               ---------      ---------      ---------      ---------      ---------      ---------


LOSS BEFORE INCOME TAX EXPENSE
   AND MINORITY INTEREST .................      (176,351)      (123,773)         9,369         10,283        (10,833)       (11,273)

INCOME TAX (EXPENSE) BENEFIT .............         6,031             --         (1,388)        (1,707)           556            592

MINORITY INTEREST IN LOSS ................            --             --             --             --             --             --
                                               ---------      ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS) ........................     $(170,320)     $(123,773)     $   7,981      $   8,576      $ (10,277)     $ (10,681)
                                               =========      =========      =========      =========      =========      =========

OTHER COMPREHENSIVE INCOME (LOSS)
Net realized gain on hedging
activities ...............................           462            141             --             --             --             --
Net unrealized gain (loss) on
securities available-for-sale,
net of taxes .............................            --             --            334         (2,025)            --             --
                                               ---------      ---------      ---------      ---------      ---------      ---------

COMPREHENSIVE INCOME (LOSS) ..............     $(169,858)     $(123,632)     $   8,315      $   6,551      $ (10,277)     $ (10,681)
                                               =========      =========      =========      =========      =========      =========

(1) Amounts in the wireless personal communication services column include the results of Horizon PCS through August 14, 2003 (Note 2).

Landline Telephone Services Segment and All Other Services

      The following discussion details the results of operations of our landline telephone services segment and all other services not assigned to a segment for the past three fiscal quarters.

Results of Operations

      Revenues. Network access revenues increased by approximately $300,000 for the nine months ended September 30, 2003, to approximately $16.8 million. This increase in access revenues was due to an increase in Universal Service Support Fund ("USSF") revenues for the nine months ended September 30, 2003 compared to the same period in 2002. USSF revenues have increased from an added element, Interstate Safety Net Support, and we have also benefited from an increase in loop costs. USSF revenues are provided by a federal fund and are used to subsidize high cost carriers in rural markets. Basic local and long distance revenues decreased by approximately $400,000 to approximately $13.7 million for the nine months ended September 30, 2003.

      Internet access and other revenues increased by approximately $1.1 million to $7.5 million for the nine months ended September 30, 2003. Other revenues were impacted by increased VDSL revenue as we continue to build our customer base, which was offset slightly by lower bright.net dial-up Internet service subscribers. We believe a number of these lost dial-up customers have switched to high-speed VDSL service.

      Cost of equipment sales. Cost of goods sold primarily consists of business system sales and customer maintenance expenses. Cost of goods sold for corporate and other services was essentially flat for the nine months ended September 30, 2003 as compared to the same period in 2002.

      Cost of services. Cost of services includes customer care support, and network-related costs, including switching, access and circuit expenses. Cost of services also includes expenses related to the installation of our VDSL service.

      Cost of services for the nine months ended September 30, 2003, was approximately $7.3 million for the landline telephone segment, compared to approximately $7.1 million for the nine months ended September 30, 2002, an increase of approximately $200,000 due to increased personnel wages and other related expenses.

      Cost of services for the nine months ended September 30, 2003 for all other services was approximately $5.3 million compared to approximately $4.7 million for the same period in 2002, an increase of approximately $600,000. The increase is related to the continued installation and programming expenses associated with our VDSL service.

      Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs including marketing for VDSL. Selling and marketing expenses for the landline telephone segment was approximately $600,000 for the nine months ended September 30, 2003, compared to approximately $400,000 for the nine months ending September 30, 2002. The increase is related to additional payroll and related benefit expenses.

      Selling and marketing expenses for all other services for the nine months ended September 30, 2003 was relatively flat at approximately $700,000 compared to approximately $800,000 for the same period in 2002.

      General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses for the landline telephone segment increased by approximately $400,000 to approximately $6.0 million for the nine months ended September 30, 2003, primarily due to an increase in the provision for uncollectibles.

      General and administrative expenses for all other services was relatively flat at approximately $10.1 million for the nine months ended September 30, 2003 and 2002.

      Non-cash compensation expense. Non-cash compensation expense is the amortization of the value of stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. Non-cash compensation expense for the landline telephone segment and all other services was essentially flat for the nine months ended September 30, 2003 compared to the same nine months in 2002.

      Depreciation and amortization expense. Depreciation and amortization expense for the landline telephone segment was essentially flat at approximately $5.1 million for the nine months ended September 30, 2003 and 2002. Depreciation and amortization expense for all other services increased by approximately $300,000 to approximately $1.9 million for the nine months ended September 30, 2003. This increase was related to the additional VDSL assets that have been added to our network.

      Interest expense, net. Interest expense for the landline telephone segment and all other services for the nine months ended September 30, 2003 and 2002 remained unchanged at approximately $2.1 million.

      In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64% senior notes. A portion of the proceeds was used to retire a Chillicothe Telephone line of credit on September 28, 2002. Interest expense on the aforesaid senior notes was approximately $1.5 million and $200,000 for the nine months ended September 30, 2003 and 2002. Interest expense on the retired line of credit and the retired senior notes of Chillicothe Telephone issued in 1993 was approximately $1.3 million for the nine months ended September 30, 2002, including $500,000 paid to retire such senior notes ahead of schedule. Interest expense on Chillicothe Telephone's senior notes issued in 1998 was approximately $600,000 for the third quarter ended 2003 and 2002. Capitalized construction interest was approximately $24,000 and $83,000, for the nine months ended September 30, 2003 and 2002, respectively.

      Interest income and other, net. The landline telephone service segment recorded approximately $40,000 of other income in the nine months ended September 30, 2003. In 2002, expense of approximately $70,000 was recorded related to non-operating corporate activity.

      Income tax expense. Income tax expense for the landline telephone service segment was approximately $1.4 million for the nine months ended September 30, 2003, compared to approximately $1.7 million for the same period in 2002, reflecting lower net income before tax in 2003. All other services was essentially flat at an approximate benefit of $600,000 for the nine months ended September 30, 2003 and 2002.

      Other comprehensive income (loss). Chillicothe Telephone recognized approximately $334,000 of income for the nine months ended September 30, 2003, compared to a loss of approximately $2,025,000 for the same period in 2002, related to its investments available-for-sale, net of tax expense of approximately $172,000 and net of tax benefit of approximately $1.0 million, respectively.

Liquidity and Capital Resources

      The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our financing based on our contractual level of long-term indebtedness:

(Dollars in millions)                                                               Years Ending December 31,
                                                        ----------------------------------------------------------------------------
                                                        2003          2004          2005          2006         2007       Thereafter
                                                        ----          ----          ----          ----         ----       ----------
Chillicothe Telephone:
1998 Senior notes, due 2018 (1) ................       $ 12.0        $ 12.0        $ 12.0        $ 12.0        $ 12.0        $   --
     Fixed interest rate .......................         6.72%         6.72%         6.72%         6.72%         6.72%         6.72%
     Principal payments ........................       $   --        $   --        $   --        $   --        $   --        $ 12.0
2002 Senior notes, due 2012 (2) ................       $ 30.0        $ 30.0        $ 30.0        $ 30.0        $ 30.0        $   --
     Fixed interest rate .......................         6.64%         6.64%         6.64%         6.64%         6.64%         6.64%
     Principal payments ........................       $   --        $   --        $   --        $   --        $   --        $ 30.0

----------
(1) On November 12, 2002, Chillicothe Telephone amended and restated its 1998 $12,000,000 senior notes due 2018. The interest rate on the amended notes is 6.72%, an increase of 10 basis points, with the same maturity date as the 1998 Senior Notes.

(2) In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64%, 10-year Senior notes due July 1, 2012. The proceeds of the offering were used to retire both the short-term line of credit and the non-current portion of the senior notes issued by Chillicothe Telephone in 1993.

      Horizon Telcom, Chillicothe Telephone, Horizon Technology, and Horizon Services are not obligated to assist Horizon PCS. While Horizon PCS faces several liquidity issues, the liquidity of Horizon Telcom independent of Horizon PCS is believed to be more favorable. Cash and working capital for Horizon Telcom, net of Horizon PCS, is approximately $13.0 million and approximately $16.1 million, respectively. We feel that this level of working capital is adequate to maintain Horizon Telcom's operations for the next twelve months. Horizon Telcom, net of Horizon PCS, generated approximately $18.8 million of cash flow from operations during 2003. Horizon Telcom, through its Horizon Services subsidiary, recovered approximately $4.0 million from Horizon PCS for the nine months ended September 30, 2003. Future liquidity of Horizon Services will be impacted, perhaps materially, from the successful reorganization of Horizon PCS.

      Statement of Cash Flows. At September 30, 2003, we had cash and cash equivalents of approximately $13.0 million, and working capital of approximately $16.1 million. At December 31, 2002, we had cash and cash equivalents of approximately $94.9 million and working capital of approximately $100.8 million. Horizon PCS was also required to escrow funds sufficient to cover the first four interest payments on certain senior notes issued by Horizon PCS. These funds are presented as restricted cash on the consolidated balance sheet. The decrease in cash and cash equivalents of approximately $82.0 million is primarily attributable to the deconsolidation of Horizon PCS of approximately $50.5 million, funding of our loss from continuing operations of approximately $172.6 million (this loss also includes certain non-cash charges), and funding our capital expenditures of approximately $11.6 million during the nine months ended September 30, 2003.

      Net cash used in operating activities for the nine months ended September 30, 2003, was approximately $19.4 million. This reflects the continuing use of cash for our operations to build Horizon PCS' customer base, including but not limited to providing service in their markets and the costs of acquiring new customers. The net loss of approximately $172.6 million was partially offset by increases to depreciation, increases in accrued liabilities, offset by increases to accounts receivable. Horizon PCS is reviewing all phases of operations and capital expenditures, to reduce the amount of cash needed for operations. We do not expect to have significant uses of cash flow from operations in the future.

      Net cash used in investing activities was approximately $62.1 million for the nine months ended September 30, 2003, reflecting the deconsolidation of Horizon PCS of $50.5 million and the upgrade of Horizon PCS' wireless network, as well as the deployment of capital necessary to offer VDSL service. We expect future capital expenditures to be much less than 2002 as we focus more on the operation and maintenance of our network and less on build out and expansion.

      Net cash used in financing activities for the nine months ended September 30, 2003, was approximately $414,000, reflecting Chillicothe Telephone's draw on its line of credit for $1,000,000 somewhat offset by Horizon Telcom's payment of dividends of approximately $1,414,000, during the first quarter of 2003.

      Debt Covenants. As of September 30, 2003, Chillicothe Telephone was in compliance with the covenants set forth by its senior notes.

      Credit Ratings. At September 30, 2003, the Chillicothe Telephone senior notes were rated by the NAIC as "1". A "1" rating by the NAIC is the equivalent of an S&P rating of "A-" or better.

      Funding Requirements. The terms of its credit agreement prohibits the ability of Chillicothe Telephone to provide funds to Horizon PCS and its affiliates in the event that Horizon PCS or one of its affiliates experiences a shortfall. The actual funds required to fund operating losses, working capital needs and other capital needs may vary materially from our estimates and additional funds may be required because of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks.

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

      In 2002, the FASB's EITF, reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how a vendor should account for arrangements under which it will perform multiple revenue-generating activities. The guidance in this Issue is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the guidance in Issue 00-21 as of July 1, 2003. This adoption did not have a material impact on the financial position, results of operations, or cash flows.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      We do not engage in commodity futures trading activities and do not enter into derivative financial instruments for trading purposes. We also do not engage in transactions in foreign currencies that would expose us to market risk.

      In the normal course of business, our operations are exposed to interest rate risk on our secured credit facility. Our primary interest rate risk exposures relate to the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants under our debt instruments.

      While we cannot predict our ability to refinance existing debt, we continue to evaluate our interest rate risk on an ongoing basis. As of September 30, 2003, $42,000,000 of our $43,000,000 total debt is at a fixed rate.
Currently, a 100 basis point increase in interest rates would increase our interest expense approximately $10,000.

ITEM 4. Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the Company. With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of September 30, 2003.

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

      The Company's management, including the CEO and CFO, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control system, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

      Based upon the Company's disclosure controls and procedures evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company's disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls during the quarter ended September 30, 2003.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      On August 15, 2003, Horizon PCS and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. See
Note 2 to the Consolidated Financial Statements.

      On August 21, 2003, HPC and Bright PCS, subsidiaries of Horizon PCS, Inc., filed a lawsuit in the United States District Court for the Southern District of Ohio, Eastern Division, against Sprint Corporation, Sprint Spectrum, L.P., Wirelessco, L.P. and Sprintcom, Inc. (collectively, "Sprint"), alleging wrongful conduct on the part of Sprint in its relationship and business dealings with Horizon PCS. In the Complaint, HPC and Bright PCS assert claims under the federal RICO laws and similar Ohio state laws, and also assert fraud, negligent misrepresentation, conversion, breach of contract and breach of fiduciary duties.

ITEM 2. Changes in Securities and Use of Proceeds

      None.

ITEM 3. Defaults Upon Senior Securities

      As of June 30, 2003, Horizon PCS was not in compliance with certain covenants under its financing agreements. The failure to comply with these covenants constitutes an event of default under Horizon PCS' secured credit facility. On August 15, 2003, the secured credit facility lenders elected to accelerate the amounts due to them. This acceleration also constitutes a default under the indentures for Horizon PCS' senior notes and discount notes (see Note 10 to the Consolidated Financial Statements). In addition, Sprint has the right to invoke certain remedies under Horizon PCS' Consent and Agreement with Sprint. Horizon PCS does not have sufficient liquidity to repay all of the indebtedness under these obligations.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

ITEM 5. Other Information

                                  RISK FACTORS

      You should carefully consider the risks described below in evaluating our businesses.

RISKS RELATED TO CHILLICOTHE TELEPHONE, LONG DISTANCE AND INTERNET BUSINESSES

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

      Sophisticated back office processes and information management systems are vital to our anticipated growth and our ability to achieve operating efficiencies. We cannot assure you that our systems will perform as expected as we increase our number of customers. If these systems fail to perform as expected, we could lose customers. The following could prevent our back office and customer care systems from meeting the needs of our customers:

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

      Furthermore, as our suppliers revise and upgrade their hardware, software and equipment technology, we could encounter difficulties in affording and integrating this new technology into our business or find that such new hardware, software and technology is not appropriate for our business. In addition, our right to use such hardware, software and technology depends upon license agreements with third-party vendors. Vendors may cancel or elect not to renew some of these agreements, which may adversely affect our business.

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

      Risk of loss or reduction of network access charge revenues. Approximately 24% of Chillicothe Telephone's total revenues for the nine months ended September 30, 2003 came from network access charges which are paid to us by intrastate carriers and interstate long distance carriers for originating and terminating calls in the regions we serve. The amount of access charge revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. The FCC continues to reform the federal access charge system. States often mirror these federal rules in establishing intrastate access charges. It is unknown at this time how changes to the FCC's access charge regime will affect us. Federal policies being implemented by the FCC strongly favor access charge reform, and our revenues from this source could be at risk. Regulatory developments of this type could adversely affect our business.

      Risk of loss or reduction of Universal Service Support Fund. We receive USSF revenues to support the high cost of our operations in rural markets. For the nine months ended September, 2003, USSF revenues accounted for approximately 24% of the total revenues of Chillicothe Telephone. If we were unable to receive support from the USSF, or if such support was reduced, we would be unable to operate as profitably as before such reduction.

      In addition, potential competitors generally cannot, under current laws, receive the same USSF support enjoyed by Chillicothe Telephone. Chillicothe Telephone therefore enjoys a competitive advantage, which could, however, be removed by regulators at any time. The Telecom Act provides that competitors could obtain the same support as we do if the PUCO determines that granting such support to competitors would be in the public interest. If such USSF support were to become available to potential competitors, we might not be able to compete as effectively or otherwise continue to operate as profitably in our Chillicothe Telephone markets. Any shift USSF regulation could, therefore, have an adverse effect on our business.

      The method for calculating the amount of USSF support could change in 2003. It is unclear whether the chosen methodology will accurately reflect the costs incurred by Chillicothe Telephone, and whether it will provide for the same amount of USSF support that Chillicothe Telephone enjoyed in the past. The outcome of any of these proceedings or other legislative or regulatory changes could affect the amount of USSF support that we receive, and could have an adverse effect on our business.

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

      Risks posed by costs of regulatory compliance. Regulations create significant compliance costs for us. Chillicothe Telephone provides intrastate services is also generally subject to certification, tariff filing and other ongoing regulatory requirements by state regulators. Challenges to these tariffs by regulators or third parties could cause us to incur substantial legal and administrative expenses.

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

RISKS RELATED TO HORIZON PCS

      Horizon PCS has declared bankruptcy, which may cause the value of Horizon Telcom's ownership interest in Horizon PCS to be worthless. There is a substantial risk that Horizon Telcom will lose all or a substantial portion of the value of its investment in Horizon PCS in connection with the Bankruptcy Case of Horizon PCS. Since the amount of Horizon PCS' obligations under its credit facility and senior and discount notes was greater than its cash and other assets at the time such payment obligations were accelerated, the possibility exists that there will be no assets available for distribution to Horizon Telcom and the other stockholders of Horizon PCS. While Horizon Telcom may request an equity participation in the Horizon PCS Bankruptcy Case, there can be no assurance that Horizon Telcom will receive an equity participation.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits and Reports on Form 8-K

(A)   Exhibits

       3.1(a)  Articles of Incorporation of Horizon Telcom, Inc.

       3.2(a)  Bylaws of Incorporation of Horizon Telcom, Inc.

       4.1(a)  Form of Stock Certificate.

      31.1(b) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1(b) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2(b) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      ----------
      (a) Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form 10 (Reg. No. 0-32617).

      (b)   Filed herewith.

(B)   Reports on Form 8-K

            On August 15, 2003, Horizon Telcom, Inc. filed a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 - Regulation FD Disclosure relating to the filing of a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of Ohio for the purpose of effecting a court administered reorganization by its subsidiary, Horizon PCS, Inc. and its subsidiaries, Horizon Personal Communications, Inc. and Bright Personal Communications Services LLC.

            On August 21, 2003, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, subsidiaries of Horizon PCS, Inc. (collectively, "Horizon"), which is majority owned by Horizon Telcom, Inc., filed a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 - Regulation FD Disclosure relating to the filing of a lawsuit in the United States District Court for the Southern District of Ohio, Eastern Division, against Sprint Corporation, Sprint Spectrum, L.P., Wirelessco, L.P. and Sprintcom, Inc. (collectively, "Sprint"), alleging wrongful conduct on the part of Sprint in its relationship and business dealings with Horizon.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HORIZON TELCOM, INC.
                                          (Registrant)

Date:  November 14, 2003                  By: /s/ Thomas McKell
                                              ----------------------------------
                                                  Thomas McKell
                                                  Chief Executive Officer

Date:  November 14, 2003                  By: /s/ Peter M. Holland
                                              ----------------------------------
                                                  Peter M. Holland
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Chief Accounting Officer)