Form 10-K
period 2003-12-31
HORIZON TELCOM INC
filed 2004-03-17
CIK 1139218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:
                                December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of March 1, 2004, there were 90,552 shares of class A common stock outstanding and 271,926 shares of class B common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2003 are incorporated by reference into Part III, ITEM 14.

                              HORIZON TELCOM, INC.
                                    FORM 10-K
                                  ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I
   ITEM 1.  Business .......................................................   2
   ITEM 2.  Properties .....................................................  11
   ITEM 3.  Legal Proceedings ..............................................  11
   ITEM 4.  Submission of Matters to a Vote of Security Holders ............  11

PART II
   ITEM 5.  Market for Registrant's Common Equity, Related
              Stockholder Matters and Issuer Purchases of
              Equity Securities ............................................  11
   ITEM 6.  Selected Financial Data ........................................  13
   ITEM 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operation .................  14
   ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk .....  31
   ITEM 8.  Financial Statements and Supplementary Data ....................  31
   ITEM 9.  Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure .......................  31
   ITEM 9A. Controls and Procedures ........................................  31

PART III
   ITEM 10. Directors and Executive Officers of the Registrant .............  33
   ITEM 11. Executive Compensation .........................................  36
   ITEM 12. Security Ownership of Certain Beneficial Owners
              and Management ...............................................  40
   ITEM 13. Certain Relationships and Related Transactions .................  42
   ITEM 14. Principal Auditor Fees and Services ............................  43

PART IV
   ITEM 15. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K ..................................................  44

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

      On August 15, 2003, Horizon PCS filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Therefore, the results herein include the operations of Horizon PCS through August 14, 2003. The Company will no longer include the results of Horizon PCS in its consolidated results. See "ITEM 7. Management's Discussion and Analysis of Financial Condition and the Results of Operation - Critical Accounting Policies and Estimates."

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

      o statements regarding the effects of, or the outcome of, the Horizon PCS bankruptcy filing and related proceedings;

      o statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections; and

      o     the anticipated impact of recent accounting pronouncements.

      Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations ("Cautionary Statements"), are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this annual report on Form 10-K.

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

      These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements. See "Risk Factors" under "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" included herein for further information regarding risks and uncertainties related to our businesses.

ITEM 1. BUSINESS

Recent Developments

      On August 15, 2003, Horizon PCS, Inc., a Delaware corporation and majority-owned subsidiary of Horizon Telcom, HPC, an Ohio corporation and wholly-owned subsidiary of Horizon PCS Inc., and Bright PCS, an Ohio limited liability company and majority-owned subsidiary of Horizon PCS, Inc. (collectively, the "Debtors"), filed voluntary petitions for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio (the "Bankruptcy Court"). The Debtors expect to continue to manage their properties and operate their businesses in the ordinary course of business as "debtors-in-possession" subject to the supervision and orders of the Bankruptcy Court pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code (the "Bankruptcy Case"). In general, as debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of their businesses without the prior approval of the Bankruptcy Court. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Debtors' estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to settlement under a plan of reorganization. Horizon Telcom, due to its loan covenants, cannot provide capital or other financial support to the Debtors. Horizon Telcom believes its operations will continue independent of the outcome of the Bankruptcy Case. However, upon conclusion of the Bankruptcy Case, the ownership interests of Horizon Telcom and the other current stockholders in Horizon PCS may be reduced.

      While the long-term effect of the Bankruptcy Case cannot be determined, management believes the Bankruptcy Case will not have a material adverse effect on the liquidity of Horizon Telcom. See "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors."

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Accounting Research Bulletin ("ARB") No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS. Therefore, Horizon Telcom's investment in Horizon PCS is the balance based on the application of the equity method through August 14, 2003 and any cost based activity subsequent to that date. Accordingly, the accompanying consolidated balance sheet as of December 31, 2003 does not include the consolidated accounts of Horizon PCS; it does however, include a negative investment of approximately $470.9 million. In addition, the accompanying consolidated statement of operations for the period ended December 31, 2003 includes the consolidated results of operations of Horizon PCS through August 14, 2003. Upon the emergence of Horizon PCS from bankruptcy, the negative investment will be reduced proportionately to the remaining ownership percentage, if any, retained by Horizon Telcom.

      Horizon Telcom, Chillicothe Telephone, Horizon Technology and Horizon Services are not obligated in any form to assist Horizon PCS in its negotiations nor are they obligated to compensate any of Horizon PCS' creditors should Horizon PCS default on any debt agreements. While Horizon PCS faces several liquidity issues, the liquidity of Horizon Telcom independent of Horizon PCS is more favorable. Cash and working capital for Horizon Telcom, net of Horizon PCS, was approximately $17.1 million and approximately $18.4 million, respectively as of December 31, 2003. We believe that this level of working capital is adequate to maintain Horizon Telcom's operations for the foreseeable future. Horizon Telcom, net of Horizon PCS, generated approximately $25.8 million of cash flow from operations during 2003.

      Refer to the Company's 2002 annual report on Form 10-K for further information relating to Horizon PCS.

Overview

      Through its operating subsidiaries, Horizon Telcom, Inc. is a facilities-based telecommunications carrier that provides (i) local and long distance telephone and (ii) Internet and network services to residential and business customers located primarily in Ohio.

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

      Through our wholly-owned subsidiary, Horizon Technology (formerly known as United Communications, Inc.), we offer dial-up Internet and network services and resell long distance services. The Internet and network services are provided under the "bright.net" brand through Horizon Technology's contractual arrangement with Comnet, a consortium of small Ohio telephone companies. Horizon Technology provides long distance services through a reselling arrangement with a primary long distance carrier.

      We also own 100% of Horizon Services, which provides administrative services to our other subsidiaries. Administrative services provided by Horizon Services generally include such functions as insurance, billing services, accounting services, computer access and other information technology services and human resources services.

      The following chart illustrates our corporate structure:


                              Horizon Telecom, Inc. ----------
------------------                     | \        \           \
The former owners                      |  \        ----\       -------------
of Bright PCS, LLC ----                |   \            ------\             \
------------------     \      59%(3)   |    ------\            -----\        ----------\
                   5%   \              |         100%              100%               100%
                         \             |     --------------   ----------------   -----------------
                          \            |        Horizon           Horizon         The Chillicothe
                           \           |     Services, Inc.   Technology, Inc.   Telephone Company
---------------             \          |     --------------   ----------------   -----------------
  Convertible                \         |
preferred stock\              \        |
   investors    -----\         \       |
---------------       -----\    -----------------
                     36%    --- Horizon PCS, Inc.
                                       (1)
                                -----------------
                   100%        /                 \  100%(2)
           --------------------                   -----------
             Horizon Personal                     Bright PCS,
           Communications, Inc.                       LLC
           --------------------                   -----------

----------
(1) The ownership percentage for Horizon PCS excludes options granted under its 2000 Stock Option Plan, warrants issued to the initial purchasers of Horizon PCS' discount notes and shares subject to Sprint PCS warrants.

(2) This percentage includes the 48% of Bright PCS which Horizon PCS owns indirectly through Horizon Personal Communications.

(3) The 59% ownership is subject to the outcome of the Horizon PCS bankruptcy filing. See "ITEM 1. Business - Recent Developments."

      The operations of Chillicothe Telephone, a landline telephone service provider, is our primary business segment. Prior to August 14, 2003, Horizon PCS, a wireless personal communications service provider, was also included in our primary business segments. Landline telephone services accounted for approximately 19%, 15% and 23% of our operating revenues, respectively, in 2003, 2002 and 2001. Landline telephone services accounted for $14.2, $15.4 and $16.1 million operating profit for 2003, 2002 and 2001, respectively. Horizon PCS accounted for approximately 75%, 82%, and 72% of our operating revenues, and $125.8 million, $113.0 million and $83.5 million of operating losses, respectively, for 2003, 2002 and 2001.

      Horizon Telcom is incorporated under the laws of Ohio and was organized in 1996 pursuant to the corporate reorganization of Chillicothe Telephone into a holding company structure. Our principal executive offices are located at 68 East Main Street, Chillicothe, Ohio 45601-0480 (telephone number: (740) 772-8200).

      Certain business, financial and competitive information about our operations is discussed below. For additional information regarding our business segments, see "Note 3 Segment Information" in the Notes to Consolidated Financial Statements at "ITEM 8. Financial Statements and Supplementary Data" and "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" below.

Employees

      At December 31, 2003, Horizon Telcom had 364 employees, of which 142 were represented by a union. We consider relations with our employees to be good.

                            LOCAL TELEPHONE SERVICES

General

      Chillicothe Telephone offers integrated telecommunications services as an ILEC to customers served by more than 37,000 telephone lines, known as access lines, which have access to telephone service through our local exchange equipment in Ross, Pickaway, Pike, Jackson, Hocking and Vinton Counties, Ohio. Chillicothe Telephone network facilities include nearly 311 fiber miles, serving ten exchanges, including a central office acting as host to nine remote switches.

      The number of access lines decreased from 38,203 on December 31, 2002, to 37,079 on December 31, 2003. This decrease was primarily attributable to businesses scaling back their operations. The following table details the changes in access lines over the past three years:

                                              At December 31,
                            ---------------------------------------------------
                                2003               2002               2001
                            -------------      -------------      -------------
ACCESS LINES
Residential .............   27,954     75%     28,232     74%     28,480     73%
Business ................    9,125     25%      9,971     26%     10,412     27%
                            ------    ---      ------    ---      ------    ---
TOTAL ILEC ..............   37,079    100%     38,203    100%     38,892    100%
                            ======    ===      ======    ===      ======    ===

      Customer satisfaction remains a top priority and our efforts are directed accordingly. Since we serve our hometown, it is important to our business strategy that our employees concentrate on customer service and our training and orientation programs emphasize that concern.

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

      Chillicothe Telephone operates a class 4/5 Siemens EWSD digital host, as a main switch, in a network with nine additional remote switches serving population clusters throughout Ross County, Ohio. Chillicothe Telephone also has an extensive fiber optic network, which covers approximately 311 miles. Chillicothe Telephone has deployed Integrated Services Digital Network ("ISDN"), Asymmetric Digital Subscriber Line ("ADSL") and VDSL high-speed telephone line access service, which brings broadband service capability to approximately 95% of the access line base. We continue to upgrade our distribution network by moving fiber and electronics closer to the customer through the use of remote switching units. The customer care service center operations are supported by a service order, trouble-ticketing, billing and collection system and automated call distribution. At the heart of our network is a network operations center that identifies problems as they occur and diagnoses potential network problems before customers are impacted. Chillicothe Telephone's current strategy continues to emphasize expansion of its network while providing high quality service to as many residents in our markets as possible.

      Chillicothe Telephone offers high-speed video services through its VDSL telephone lines under the name "Horizon View." The first customer was connected on August 15, 2000. This quality digital video service competes with cable and satellite television providers. It also provides high-speed always-on Internet access and a voice path for regular telephone service. As of December 31, 2003, we had 4,927 Horizon View customers. Chillicothe Telephone continues to be at the forefront in providing video and high-speed Internet services to rural customers in our local markets.

Regulation of Chillicothe Telephone's Local Exchange Carrier Business

      Chillicothe Telephone is subject to extensive regulation by various federal, state and local governmental bodies. Federal laws and regulations, and, specifically, the Telecom Act, have sought to open the local service market to competition.

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

      o the ability of customers to change local telephone service carriers while maintaining the same telephone number, known as "local number portability" as well as dialing parity; and

      o affording access by competing local telephone service carriers to poles, ducts, conduits and rights-of-way.

      Small carriers may request suspension or modification by their state commission of some or all of these requirements, but such suspensions or modifications are extremely difficult to obtain. Chillicothe Telephone has not sought or obtained suspension or modification of any of these local exchange carrier obligations.

      As a general matter, federal regulation increases Chillicothe Telephone's business risks and may have a substantial impact on Chillicothe Telephone's future operating results. The Federal Communications Commission (the "FCC") regulates two significant sources of Chillicothe Telephone's revenues - namely, interstate access charges and Federal Universal Service Support. Federal Universal Service Support is a program that provides funding to qualifying ILECs such as Chillicothe Telephone.

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

      The FCC also has initiated a proceeding to examine the feasibility of replacing the current mechanisms of inter-carrier compensation, including the access charge mechanism, with a "bill-and-keep" approach. Under a bill-and-keep approach, each carrier is required to recover the costs of termination and origination from its own end-user customers. Such an approach could result in increased rates to Chillicothe Telephone's business and residential end-user customers.

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

Competition

      Several factors have resulted in rapid change and increased competition in the local telephone market over the past 18 years, including:

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

      To date, we have not faced competition for local telephone service in the Chillicothe Telephone service territory from any competitive local exchange carriers. It is possible, however, that we will face such competition in the future. Adelphia Cable is already offering cable services, long distance telephone services as a reseller, as well as high-speed Internet access. Adelphia Cable has slowed its deployment of services which leads to a more favorable position for us. Adelphia Cable and its subsidiaries, partnerships and joint ventures voluntarily filed petitions for relief under the Bankruptcy Code. If Adelphia Cable is acquired or emerges from bankruptcy in a favorable competitive position, we may face more competition not only in our cable service but also in our local telephone offerings.

      No potential competitive local exchange carrier has asked us to enter into agreements to connect its network with our network. If competition develops, we may face pressure to match the pricing and service offerings of these competitors which could negatively impact our business.

                  LONG DISTANCE, INTERNET AND NETWORK SERVICES

      Our wholly-owned subsidiary, Horizon Technology offers long distance service, Internet and data services and network consulting services to customers.

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

Internet Access Service

      Horizon Technology provides Internet and data services through our affiliation with Comnet. Comnet is a consortium of 20 independent local exchange carriers in Ohio, and one Ohio electric cooperative. We have the right to market and sell Internet and data services using the "bright.net" brand in 27 counties in southern Ohio, including Chillicothe Telephone's service territory. Comnet provides wholesale gateway access, service, support and bandwidth services to the Internet for retail Internet service providers primarily in Ohio. Comnet also provides advanced intelligent networking services to Ohio's rural areas via special signaling networks. Horizon Technology owns a less than five percent interest in Comnet. As of December 31, 2003, we had approximately 9,800 subscribers to this service. Additionally, there are approximately 5,100 DSL subscribers that we offer Internet access to through our Viewnet service.

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

      o Dedicated Access. We offer a broad line of high-speed dedicated access utilizing frame relay and dedicated circuits which provide business customers with direct access to a full range of Internet applications.

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

      o the Internet services of regional, national and international telecommunications companies, such as Verizon, AT&T, BellSouth, and MCI;

      o online services offered by incumbent cable providers, such as Time Warner and Adelphia; and

      o     DSL and two-way satellite providers.

Network Consulting

      Our Computer Solutions division offers network consulting services, and computer training services. We offer a variety of value-added services, including Web hosting, Web design, co-location, virtual private networks or intranets, remote access and security solutions and video conferencing.

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

ITEM 2. PROPERTIES

      Management believes that its property, plant and equipment are adequate for its business at Chillicothe Telephone, Horizon Technology and Horizon Services, although additional property, plant and equipment are being added. Chillicothe Telephone built a new 22,500 square foot operations and training facility which was completed in the summer of 2001. This building is leased by Horizon Technology from Chillicothe Telephone and is used for its primary offices. Our properties consist of land, buildings, central office equipment, exchange and toll switches, data transmission equipment, underground conduits and cable, aerial cable, poles, wires, telephone instruments and other related equipment. Our principal operations are conducted in a group of buildings we own on East Main Street, Chillicothe, Ohio. These headquarters buildings have approximately 40,000 square feet of floor space.

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

ITEM 3. LEGAL PROCEEDINGS

      On August 15, 2003, the Debtors filed for bankruptcy protection under the Bankruptcy Code. See "ITEM 1. Business - Recent Developments."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      To date, both our class A common stock and our class B nonvoting common stock have traded principally in local transactions without the benefit of an established public trading market or an organized system for reporting prices paid.

      There is currently no market for the Company's common stock. The authorized capital stock of Horizon Telcom consists of 200,000 shares of class A common stock, without par value and 500,000 shares of class B common stock, without par value. Class A common stock is exchangeable at a one-to-one ratio with class B common stock. Holders of class A common stock are entitled to one vote per share. Holders of class B common stock do not have voting rights, except as otherwise required by law.

        We paid the following quarterly cash dividends per share during the past two calendar years:

                                                                2003      2002
                                                               ------    ------
        First Quarter .......................................  $ 1.30    $ 1.25
        Second Quarter ......................................    1.30      1.25
        Third Quarter .......................................    1.30      1.25
        Fourth Quarter ......................................    1.30      1.25
                                                               ------    ------
            Total ...........................................  $ 5.20    $ 5.00
                                                               ======    ======

      Dividends are paid only as and when declared by our board of directors, in its sole discretion, based on our financial condition, results of operations, market conditions and such other factors as it may deem appropriate.

      There were 349 holders of record of our class A common stock as of December 31, 2003. There were 659 holders of record of our class B common stock as of December 31, 2003. This number does not include beneficial owners of common stock whose shares are held in the name of various dealers, depositories, banks, brokers or other fiduciaries.

Recent Sales of Unregistered Securities

      None.

Equity Compensation Plan Information

      The following table provides information as of December 31, 2003 with respect to shares of Horizon Telcom's common stock that may be issued under existing equity compensation plans.

                                                         Horizon Telcom
                                              ----------------------------------
                                                          Weighted   Number of
                                              Number of    Average     Shares
                                                Shares    Exercise   Remaining
                                               Issued       Price   to be Issued
                                              ---------   --------  ------------
      Equity Plans approved
      by stockholders .......................   950       $ 60.00       9,050
                                                ===       =======       =====

Issuer Purchases of Equity Securities

None.

Transfer Agent And Registrar

      The registrar and transfer agent for Horizon Telcom common stock is National City Bank of Ohio.

ITEM 6. SELECTED FINANCIAL DATA

      The following tables set forth our selected historical consolidated financial data. We derived the data as of and for the five years ended December 31, 2003, 2002, 2001, 2000 and 1999 from our audited consolidated financial statements and related notes. This data should be read in conjunction with our audited consolidated financial statements and related notes for the years ended December 31, 2003, 2002 and 2001 included under with "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation," and "ITEM 8. Financial Statements and Supplementary Data."

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------------------------
                                             2003(3)             2002               2001               2000               1999
                                          -------------      -------------      -------------      -------------      -------------
Operating revenues ..................     $ 207,644,833      $ 264,706,821      $ 170,140,016      $  73,999,642      $  49,406,480
Operating income (loss) .............      (124,982,656)      (112,737,213)       (82,689,886)       (37,142,923)        (4,504,463)
Net loss ............................      (170,355,107)      (186,100,403)      (118,850,602)       (44,673,246)        (4,481,098)
Diluted loss per share
  of common stock (1) ...............           (469.96)           (513.48)           (329.59)           (129.03)            (11.23)
Cash dividends on common
  Stock .............................         1,884,920          1,812,204          1,767,088          1,793,038          1,815,014
Dividends per share on
  common stock (1) ..................              5.20               5.00               4.90               4.60               4.55
Capital expenditures ................        14,073,826         73,905,456        132,506,210        101,491,729         17,799,773

                                                                             AS OF DECEMBER 31,
                                          -----------------------------------------------------------------------------------------
                                             2003(3)             2002               2001               2000               1999
                                          -------------      -------------      -------------      -------------      -------------
Property, plant and
  equipment in-service,
  net ...............................     $  74,467,876      $ 299,487,567      $ 229,492,123      $ 121,933,149      $  72,868,507
Total assets ........................       110,949,347        545,750,113        577,913,866        466,299,843        101,713,365
Long-term debt ......................        42,000,000        558,284,349        402,055,643        205,283,104         45,557,965
Investment in Horizon
  PCS (2) ...........................       470,934,704                 --                 --                 --                 --
Convertible preferred
  stock of subsidiary
  - book value ......................                --        157,105,236        145,349,043        134,421,881                 --
Stockholders' equity
  (deficit) .........................      (436,569,557)      (265,366,491)       (76,476,363)        41,634,415         27,693,752

Non-financial data:
Total access lines ..................            37,079             38,203             38,892             37,824             36,832
Total Horizon PCS
  subscribers .......................               N/A            270,900            194,100             66,400             13,700
Total bright.net
  subscribers .......................             9,800             12,500             14,900             15,000             14,500

----------
(1) Earnings (loss) and dividends per share have been adjusted to reflect the change in number of shares caused by the three-for-one stock split in the form of a stock dividend.

(2) Horizon Telcom's investment in Horizon PCS is the balance based on the application of the equity method through August 14, 2003 and any cost based activity subsequent to that date. Upon emergence of Horizon PCS from bankruptcy, the negative investment will be reduced proportionately to the remaining ownership percentage, if any, retained by Horizon Telcom.

(3) Amounts include the results of Horizon PCS through August 14, 2003. See "ITEM 1. Business - Recent Developments."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

      Chillicothe Telephone continued to upgrade its landline network with fiber optic cabling, but at a much lower scale than in prior years. This upgrade will expand bandwidth capacity, improve network efficiency, and extend the reach of our network. Significant progress has been made over the past four years on this upgrade. Through this upgrade, we expanded the availability of our VDSL product and saw steady growth in the number of new VDSL subscribers. Our VDSL subscribers can currently enjoy over 100 digital cable channels, high speed Internet access, and basic landline telephone service. In addition to our cable service, we sell various high speed internet packages, with speed and price being the key variables. We have focused on this new technology extensively over the past four years and are committed to it for the foreseeable future. At December 31, 2003, we had 4,927 subscribers on our VDSL system, representing approximately 30% of the homes where we could potentially provide service. We have a significant revenue opportunity with VDSL if we are able to further increase our market penetration.

      In addition to the revenue opportunities, the upgrade of our plant system has reduced the maintenance and outages we incur. As a result, we have been able to reduce our expense related to direct plant maintenance.

      Competition in the local landline market has increased dramatically over the past several years. The introduction of wireless communication products, some of which include long distance for one low rate, has prompted change in the telecommunications service and pricing environment. Technological advances, including fiber optic cabling, has not only increased voice quality and reliability, but it has also enabled further product offerings, such as our VDSL cable system. We face competition from other cable providers, such as Adelphia Cable on our VDSL system, and from wireless providers for our landline and long distance service. In addition, recent introductions of voice over internet protocol (VOIP) may pose another threat to our landline service. To date, no potential competitive local exchange carrier has asked us to enter into agreements to connect its network with our network. If competition in this area develops, we may face pressure to match the pricing and service offerings of these competitors which could negatively impact our business.

      As noted in "ITEM 1. Business - Recent Developments", Horizon PCS filed for bankruptcy protection on August 15, 2003. For the seven and one-half months ended August 14, 2003, revenues rose substantially as Horizon PCS continued to add subscribers at a fairly steady pace, with subscribers being approximately 310,000 (net additions of approximately 39,100) at June 30, 2003. Revenues and expenses for the seven and one-half months ended August 14, 2003 were both lower than the 12 months ended December 31, 2002, due to the shorter time period in 2003. Net loss was comparable for the two periods, despite the fact that 2003 did not reflect a full year.

Critical Accounting Policies and Estimates

      On August 15, 2003, the Debtors, filed voluntary petitions for relief under Bankruptcy Code in the Bankruptcy Court. See "ITEM 1. Business - Recent Developments."

      While the long-term effect of the Bankruptcy Case cannot be determined, management believes the Bankruptcy Case will not have a material adverse effect on the liquidity of Horizon Telcom. See the "Risk Factors" below for further discussion.

      In accordance with SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries" and ARB No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS. Therefore, Horizon Telcom's investment in Horizon PCS is the balance based on the application of the equity method through August 14, 2003 and any cost based activity subsequent to that date. Accordingly, the accompanying consolidated balance sheet as of December 31, 2003 does not include the consolidated accounts of Horizon PCS; it does however, include a negative investment of approximately $470.9 million. In addition, the accompanying consolidated statement of operations for the period ended December 31, 2003 includes the consolidated results of operations of Horizon PCS through August 14, 2003.

Upon the emergence of Horizon PCS from bankruptcy, the negative investment will be reduced proportionately to the remaining ownership percentage, if any, retained by Horizon Telcom.

      Allowance for Doubtful Accounts. With respect to our landline segments, accounts receivable consists primarily of amounts billed to interexchange carriers for allowing their customers to access our network when their customers place a call. Accounts receivable also includes charges for advertising in Chillicothe Telephone's yellow pages directory and amounts billed to customers for monthly services. Our collection history with interexchange carriers has been good. However, all pre-petition accounts receivables from WorldCom and WorldCom's MCI division, which declared bankruptcy on July 21, 2002, were written off at year-end 2002. Approximately $188,000 of this written off amount was recovered in the second quarter of 2003. The allowance for doubtful interexchange accounts receivable is approximately 4% of accounts receivable at December 31, 2003.

      Revenue Recognition. The landline telephone services operating segment consists of basic local and long-distance toll, network access services and other related telephone service revenue. Intra-LATA (Local Access and Transport
Area) (i.e., the area of southern Ohio, including Columbus originally covered by area code 614), basic local exchange and long-distance service revenue consists of flat rate services and measured services billed to customers utilizing Chillicothe Telephone's landline telephone network. Long distance intra-LATA/interstate revenue consists of message services that terminate beyond the basic service area of the originating wire center. Network access revenue consists of revenue derived by our landline telephone services segment from the provision of exchange access services to an interexchange carrier or to an end user beyond the exchange carrier's network. Other related telephone service revenue includes directory advertising related to a telephone directory published annually.

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

      Chillicothe Telephone is an independent local exchange carrier that provides local telephone service within ten local exchanges. Chillicothe Telephone follows an access charge system as ordered by the FCC and the PUCO in 1984. The access charge methodology provides a means whereby local exchange carriers, including Chillicothe Telephone, provide their customers access to the facilities of the long-distance carriers and charge long-distance carriers for interconnection to local facilities.

      The PUCO issued an Opinion and Order effective January 1, 1988, for reporting intra-LATA toll revenues. This methodology is defined as the Originating Responsibility Plan with a Secondary Carrier Option. This plan calls for one or more primary carriers in each LATA with other local exchange carriers acting as secondary carriers. The secondary carriers provide the primary carrier with access to local facilities and are compensated based upon applicable intra-LATA access charge tariffs. Chillicothe Telephone is a primary carrier. Intra-LATA toll revenue is reflected in basic and long-distance service revenue on the accompanying consolidated statements of operations, and is recognized as such services are provided. Estimated unbilled amounts are accrued at the end of each month.

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

      Chillicothe Telephone recognizes revenues on the completed contract basis for the installation of telecommunication and other related equipment. These revenues are reported as equipment system sales on the accompanying consolidated statements of operations. Maintenance revenues are recognized over the life of the contract and recorded as other revenues on the accompanying consolidated statements of operations.

      Horizon Technology is an FCC-licensed radio common carrier that primarily provides Internet access services and resells long-distance service. Revenues on equipment sales were recognized at the time of sale. Revenues for the Internet and long distance services are recognized monthly as service is rendered.

      Impairment of Long-Lived Assets and Goodwill. The Company accounts for long-lived assets and goodwill in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As a result, the Company recorded approximately $3,500,000 with respect to Horizon PCS related to accelerated depreciation on an impaired asset for the year ended December 31, 2002. SFAS No. 142 requires annual tests for impairment of goodwill including intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets. The Company recorded a goodwill impairment with respect to Horizon PCS of $13,200,000 during the year ended December 31, 2002. Horizon PCS was not in compliance with certain covenants contained in its financing documents as of June 30, 2003. This created the need for an impairment assessment of its intangible assets and property and equipment as required by SFAS No. 144. As a result, Horizon PCS recorded an impairment on the intangible assets of approximately $39,152,000 (represents $46,356,000 gross value less accumulated amortization of $7,204,000) and on property and equipment of approximately $34,609,000 (represents $80,859,000 gross value less accumulated depreciation of $46,250,000). Also, Horizon PCS recorded a tax benefit of $6,031,000 due to the reduction of a deferred tax liability related to the intangibles.

      Restructuring Charge On July 28, 2003, Horizon PCS implemented a restructuring plan that included a company-wide work force reduction in order to reduce costs that are within Horizon PCS' control. The employment of approximately 300 employees was terminated, and Horizon PCS closed approximately 19 of its 42 company-owned sales and service centers to reduce costs in areas where revenues were not meeting criteria for return on investment. Horizon PCS also converted approximately 13 of its other company-owned sales and service centers to customer service centers. Horizon PCS' restructuring plan resulted in restructuring charges of $4,509,128.

                                                                                                       Non-Cash
                                                                       Charges     Cash Deductions    Deductions
                                                                     -----------     -----------     -----------
         Employee separations ....................................   $ 1,659,149     $ 1,625,066     $    34,083
         Lease commitments, net of sublease ......................       798,260              --         798,260
         Equipment disposals .....................................     2,051,719              --       2,051,719
                                                                     -----------     -----------     -----------
                                                                     $ 4,509,128     $ 1,625,066     $ 2,884,062
                                                                     ===========     ===========     ===========

      Deferred Taxes Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

      This discussion and analysis is presented on an operating segment basis. The following table details the consolidated statements of income by operating segment for the years ended December 31, 2003 and 2002:

                                                                         For the Year Ended, December 31,
                                              -------------------------------------------------------------------------------------
                                                  Wireless Personal
                                              Communications Services(1)        Landline Telephone            All Other Services
(Dollars in thousands)                        --------------------------     ------------------------      ------------------------
OPERATING REVENUES:                              2003           2002           2003           2002           2003           2002
                                               ---------      ---------      ---------      ---------      ---------      ---------
  PCS subscriber and
    roaming ..............................     $ 151,897      $ 207,978      $      --      $      --      $      --      $      --
  PCS equipment ..........................         4,408          7,847             --             --             --             --
  Basic local and
    long-distance and
    other landline .......................            --             --         18,289         18,702             --             --
  Network access .........................            --             --         21,902         21,523             --             --
  Equipment systems sales,
    information services,
    Internet access and
    other ................................            --             --             --             --         11,148          8,657
                                               ---------      ---------      ---------      ---------      ---------      ---------
      Total operating
        revenues .........................       156,305        215,825         40,191         40,225         11,148          8,657
                                               ---------      ---------      ---------      ---------      ---------      ---------

OPERATING EXPENSES:
  Cost of PCS and other
    equipment sale .......................        12,035         19,189             --             --            513            607
  Cost of services .......................       116,599        166,904         10,144          9,831          7,023          6,465
  Selling and marketing ..................        28,585         52,601            797            584            998          1,084
  General and administrative .............        21,004         35,654          8,116          7,553         13,449         13,386
  Non-cash compensation ..................           263            397              5              5             10             11
  Loss on disposal of assets .............           216            632             --             --             --             16
  Depreciation and
    amortization .........................        25,176         36,771          6,896          6,841          2,529          2,191
  Impairment of Horizon
    PCS Assets ...........................        73,760          3,500             --             --             --             --
  Impairment of Goodwill .................            --         13,222             --             --             --             --
  Restructuring charges ..................         4,509             --             --             --             --             --
                                               ---------      ---------      ---------      ---------      ---------      ---------
      Total operating
        expenses .........................       282,147        328,870         25,958         24,814         24,522         23,760
                                               ---------      ---------      ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS) ..................      (125,842)      (113,045)        14,233         15,411        (13,374)       (15,103)
                                               ---------      ---------      ---------      ---------      ---------      ---------

NONOPERATING INCOME
  (EXPENSE):
  Interest expense, net ..................       (41,553)       (60,601)        (2,821)        (2,768)            --             (1)
  Subsidiary preferred
    stock dividends ......................        (7,816)       (11,756)            --             --             --             --
  Interest income and
    other, net ...........................           595          2,990             63            (88)            11             21
                                               ---------      ---------      ---------      ---------      ---------      ---------
  Total nonoperating expense .............       (48,774)       (69,367)        (2,758)        (2,856)            11             20
                                               ---------      ---------      ---------      ---------      ---------      ---------

LOSS BEFORE INCOME TAX
  EXPENSE AND MINORITY
  INTEREST ...............................      (174,616)      (182,412)        11,475         12,555        (13,363)       (15,083)

INCOME TAX (EXPENSE) BENEFIT .............         6,031             --         (1,330)        (1,832)         1,448            672

MINORITY INTEREST IN LOSS ................            --             --             --             --             --             --
                                               ---------      ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS) ........................     $(168,585)     $(182,412)     $  10,145      $  10,723      $ (11,915)     $ (14,411)
                                               =========      =========      =========      =========      =========      =========

(1) Amounts in the wireless personal communication services column include the results of Horizon PCS through August 14, 2003. See "ITEM 1. Business - Recent Developments."

Wireless Personal Communications Services Segment

      On August 15, 2003, the Debtors filed for bankruptcy protection under the Bankruptcy Code. See "ITEM 1. Business - Recent Developments." In accordance with SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries" and ARB No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS and the accounts of Horizon PCS will be recorded as an investment using the cost method of accounting. Accordingly, the accompanying consolidated balance sheet as of December 31, 2003 does not include the consolidated accounts of Horizon PCS; it does however, include Horizon Telcom's investment at cost in Horizon PCS as of August 14, 2003. The accompanying consolidated statement of operations for the period ended December 31, 2003 includes the consolidated results of Horizon PCS' operations through August 14, 2003. Since future results will not include the results of Horizon PCS, this management discussion and analysis will focus only on the results of the landline telephone and all other services segments of Horizon Telcom.

Landline Telephone Services Segment and All Other Services

      The following discussion details the results of operations of our landline telephone services segment and all other services not assigned to a segment for the last fiscal year.

Results of Operations

      During 2003, revenue from operations was substantially flat as compared to 2002. Increased revenue from the Universal Service Support Fund ("USSF") was offset by reduced basic local and long distance service. VDSL revenues continued to increase, as did the cost of service related to the VDSL programming. The challenge we face in 2004 will be not only to continue to increase revenues, but also to improve our contribution margin and profitability related to our VDSL offering.

      Overall revenues for the landline and other services segment increased to $51.3 million. This increase was primarily due to the fact that Horizon Services recognizes revenue for the services performed for Horizon PCS, post August 14, 2003. As noted earlier, as a result of the bankruptcy filed by the Debtors, Horizon PCS is no longer consolidated with the results of Horizon Telcom. Therefore approximately $2.0 million of Horizon Services revenue from Horizon PCS was recognized after August 14, 2003. Overall, we expect revenues to be essentially flat in 2004.

      In addition to the increase in VDSL programming expenses mentioned above, Horizon Telcom was impacted by increased wages and benefit costs, particularly pension and post retirement benefits. We expect this trend to continue into 2004.

      Revenues. Network access revenue increased to $21.9 million for the twelve months ended December 31, 2003, as compared to $21.5 million for the same period in 2002. In 2002, network access revenue increased approximately $2.1 million related to amounts that had been previously set aside to settle future over earnings claims by other carriers. The over earnings claims amount was reversed due to a ruling in 2002 by a federal appellate court that deals with a similar landline telecommunications company and its related carrier access rates. For 2003, this decrease was offset by an increase of approximately $2.6 million in USSF support combined with a $100,000 decrease in miscellaneous revenue in 2003. The USSF support increase resulted from increased cost per line, cost studies relating to 2002, and meeting the criteria for the interstate safety net support pool. We expect slightly lower USSF support in 2004.

      Basic local service revenue decreased approximately $600,000 due to a reduction in access lines. The number of access lines decreased from 38,203 to 37,079 as of December 31, 2002 and 2003, respectively. Long distance charges decreased by approximately $200,000 due to lower usage by our customers, as usage for long distance continues to shift to wireless devices. The decreases in basic local and long distance were partially offset by increases of approximately $300,000 in directory advertising revenue and approximately $100,000 in other revenue.

      Internet access and other revenues increased by approximately $2.5 million to $11.1 million for the twelve months ended December 31, 2003. Approximately $2.0 million of the increase was related to Horizon Services revenue related to Horizon PCS after August 14, 2003. Other revenues increased by approximately $400,000, represented by increased VDSL revenue as we continue to build our customer base, which was somewhat offset by lower bright.net dial-up Internet service subscribers. We believe a number of these lost dial-up customers have switched to high-speed VDSL service.

      Cost of PCS and other equipment sales. Cost of goods sold for Chillicothe Telephone and Horizon Technology primarily consists of business system sales and customer maintenance expenses. Cost of goods sold for landline telephone and other services was essentially flat, decreasing by approximately $100,000 to $500,000 for the twelve months ended December 31, 2003 as compared to the same period in 2002. The decrease was attributable to lower business system sales, reflecting the overall weakness in corporate spending.

      Cost of services. Cost of services include customer care support and network-related costs, including switching, access and circuit expenses. Cost of services also includes expenses related to the installation of Chillicothe Telephone's VDSL service.

      Cost of services for the twelve months ended December 31, 2003, was approximately $17.2 million, compared to approximately $16.3 million for the twelve months ended December 31, 2002, an increase of approximately $900,000. The increase was primarily attributed to higher payroll, benefits, and post retirement costs. We expect the same level of these costs in 2004.

      Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs including marketing for VDSL. Selling and marketing expenses for landline telephone and other related services were essentially flat at approximately $1.8 million for the twelve months ending December 31, 2003 and $1.7 million for the same period in 2002. The slight increase was due to increased payroll, benefits, and post retirement benefit costs in 2003.

      General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses increased by approximately $700,000 to approximately $21.6 million for the twelve months ended December 31, 2003, primarily due to increased pension and other employee benefit costs.

      Non-cash compensation expense. Non-cash compensation expense is the amortization of the value of stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. Non-cash compensation expense decreased slightly in 2003 due to a reduction in vesting percentages in 2003.

      Loss on disposal of assets. During 2002, Horizon Technology incurred a loss of approximately $16,000 related to the disposal of computer-related equipment.

      Depreciation and amortization expense. Depreciation and amortization expenses for landline telephone and other services increased by approximately $400,000 to a total of approximately $9.4 million during the twelve months ended December 31, 2003. The increase reflects the continuing expansion of our plant to provide VDSL service. We expect to continue this expansion in 2004, resulting in further increases in depreciation expense.

      Interest expense, net. Interest expense for the twelve months ended December 31, 2003 and 2002, was essentially flat at $2.8 million. We do not expect further increases in interest expense in 2004, as we anticipate our debt level will remain unchanged.

      In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64% senior notes. A portion of the proceeds was used to retire a Chillicothe Telephone line of credit on September 28, 2002. Interest expense on the aforesaid senior notes was approximately $2.0 million and $800,000 for the twelve months ended December 31, 2003 and 2002. Interest expense on the retired line of credit was approximately $1.3 million for the twelve months ended December

31, 2002. Interest expense on Chillicothe Telephone's senior notes issued in 1998 was approximately $800,000 in both 2003 and 2002. Capitalized construction interest was approximately $100,000, for the year ended 2002.

      Interest income, net. The landline telephone service segment recorded approximately $100,000 of interest income in the twelve months ended December 31, 2003. In 2002, expense of approximately $100,000 was recorded related to non-operating corporate activity.

      Income tax expense. Current tax expense (benefit) for the twelve months ended December 31, 2003 was approximately ($300,000) compared to approximately ($2.1) million in 2002 reflecting larger net loss before tax in 2002 and the addition of state tax expense in 2003. The deferred tax expense for the for the twelve months ended December 31, 2003 was approximately $200,000 compared to approximately $3.3 million in 2002 reflecting an overall increase in deferred tax liabilities.

      During 2003, the State of Ohio enacted certain tax law changes, which subjected a subsidiary, Chillicothe Telephone, to state and local income taxes (in prior years, Chillicothe Telephone was not subject to state and local income taxes). As a result of the enacted change in law, all previously deferred tax assets and liabilities were adjusted to reflect the impact of the new law. Under the new law, the Company is eligible for certain future deductions beginning in 2009. The impact of the change in the law, net of future state deductions, is a benefit of approximately $700,000.

      The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to the differences between financial statement carrying amounts of assets and liabilities and respective tax basis. The majority of tax assets of the Company relate to pension accruals, net operating loss carryforwards and an Ohio tax credit. The majority of tax liabilities of the Company relate to USSF subsidy payments and property valuations. The Company's provision for income taxes involves estimates of taxable income for federal, state and local purposes, which could be subject to change in the event of an audit.

Investment in Horizon PCS

      At December 31, 2003, Horizon Telcom has an investment in Horizon PCS on its balance sheet of a $470.9 million liability. This investment represents the cumulative losses and cumulative investments made in Horizon PCS. Upon the resolution of the Horizon PCS Bankruptcy Case, if Horizon Telcom ceases to be the majority owner of Horizon PCS, this amount will be recognized as a gain on the deconsolidation of Horizon PCS.

      The outcome of Horizon PCS' bankruptcy could substantially impact the operations of Horizon Services. Horizon Services currently performs functions for all related companies. Should service to Horizon PCS be discontinued, Horizon Services may be faced with restructuring its staffing and other support services. However, management believes the Bankruptcy Case will not have a material adverse effect on the liquidity of Horizon Telcom.

Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

      The following table details the consolidated statements of income by operating segment for the twelve months ended December 31, 2002 and 2001.

                                                                         For the Year Ended, December 31,
                                              -------------------------------------------------------------------------------------
                                                  Wireless Personal
                                               Communications Services          Landline Telephone            All Other Services
(Dollars in thousands)                        --------------------------     ------------------------      ------------------------
OPERATING REVENUES:                              2002           2001           2002           2001           2002           2001
                                               ---------      ---------      ---------      ---------      ---------      ---------
  PCS subscriber and
     roaming .............................     $ 207,978      $ 115,906      $      --      $      --      $      --      $      --
  PCS equipment ..........................         7,847          7,106             --             --             --             --
  Basic local and
    long-distance and
     other landline ......................            --             --         18,702         19,586             --             --
  Network access .........................            --             --         21,523         20,198             --             --
  Equipment systems sales,
    information services,
    Internet access and
      other ..............................            --             --             --             --          8,657          7,344
                                               ---------      ---------      ---------      ---------      ---------      ---------
      Total operating
        revenues .........................       215,825        123,012         40,225         39,784          8,657          7,344
                                               ---------      ---------      ---------      ---------      ---------      ---------

OPERATING EXPENSES:
  Cost of PCS and other
    equipment sale .......................        19,189         14,871             --             --            607            688
  Cost of services .......................       166,904        100,257          9,831          9,997          6,465          4,914
  Selling and marketing ..................        52,601         48,993            584            501          1,084          1,052
  General and administrative .............        35,654         21,505          7,553          6,909         13,386         14,548
  Non-cash compensation ..................           397          1,044              5              5             11            100
  Loss on disposal of assets .............           632          1,297             --             --             16             --
  Depreciation and
    amortization .........................        36,771         18,519          6,841          6,294          2,191          1,336
  Impairment of Horizon
    PCS Assets ...........................         3,500             --             --             --             --             --
  Impairment of Goodwill .................        13,222             --             --             --             --             --
  Restructuring charges ..................            --             --             --             --             --             --
                                               ---------      ---------      ---------      ---------      ---------      ---------
      Total operating
        expenses .........................       328,870        206,486         24,814         23,706         23,760         22,638
                                               ---------      ---------      ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS) ..................      (113,045)       (83,474)        15,411         16,078        (15,103)       (15,294)
                                               ---------      ---------      ---------      ---------      ---------      ---------

NONOPERATING INCOME
  (EXPENSE):
  Interest expense, net ..................       (60,601)       (27,434)        (2,768)        (2,112)            (1)           (19)
  Subsidiary preferred
    stock dividends ......................       (11,756)       (10,930)            --             --             --             --
  Interest income and
    other, net ...........................         2,990          5,054            (88)            25             21             85
                                               ---------      ---------      ---------      ---------      ---------      ---------
  Total nonoperating
    expense ..............................       (69,367)       (33,310)        (2,856)        (2,087)            20             66
                                               ---------      ---------      ---------      ---------      ---------      ---------

LOSS BEFORE INCOME TAX
  EXPENSE AND MINORITY
  INTEREST ...............................      (182,412)      (116,784)        12,555         13,991        (15,083)       (15,228)

INCOME TAX (EXPENSE)
  BENEFIT ................................            --             --         (1,832)        (2,469)           672            686

MINORITY INTEREST IN LOSS ................            --             --             --             --             --            984
                                               ---------      ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS) ........................     $(182,412)     $(116,784)     $  10,723      $  11,522      $ (14,411)     $ (13,558)
                                               =========      =========      =========      =========      =========      =========

Landline Telephone Services Segment and All Other Services

      The following discussion details the results of operations of our landline telephone services segment and all other services not assigned to a segment for the twelve months ended December 31, 2002 and 2001.

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

      Cost of PCS and other equipment sales. Cost of goods sold for Chillicothe Telephone and Horizon Technology primarily consists of business system sales and customer maintenance expenses. Cost of goods sold for landline telephone and other services was essentially flat, decreasing by approximately $100,000 to $600,000 for the twelve months ended December 31, 2002 as compared to the same period for 2001.

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

      Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs including marketing for VDSL. Selling and marketing expenses for landline telephone and other related services was approximately $1.7 million for the twelve months ending December 31, 2002 and $1.6 million for 2001.

      General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses decreased by approximately $600,000 to approximately $20.9 million for the twelve months ended December 31, 2002, primarily due to a decrease in legal fees and other general expenses.

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

      In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64% Senior Notes. A portion of the proceeds was used to retire a Chillicothe Telephone line of credit on September 28, 2002. Interest expense on the 2002 Senior Notes was approximately $800,000 for the twelve months ended December 31, 2002. The remaining proceeds of approximately $3.0 million were used primarily for general corporate purposes. Interest expense on the retired line of credit was approximately $1.3 million and $1.5 million for the twelve months ended December 31, 2002 and 2001, respectively. Interest expense on Chillicothe Telephone's 1998 Senior Notes was approximately $800,000 in both 2002 and 2001. Capitalized construction interest was approximately $100,000 and $200,000, for the years ended 2002 and 2001, respectively.

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

Liquidity and Capital Resources

Financing Overview

      In 1996, Horizon Telcom was formed as part of a reorganization of Chillicothe Telephone and several of its affiliates. Since that time, Horizon Telcom has met its needs for capital primarily by borrowing, by selling selected businesses and assets, and by funds generated from operations. In 1999, a Horizon PCS subsidiary became one of the founders of Bright PCS, receiving a 26% equity stake. In 2000, Horizon Telcom formed Horizon PCS, to which it transferred its subsidiary Horizon Personal Communications. In June 2000, Horizon PCS acquired the remaining 74% of Bright PCS. Horizon PCS also entered into several major financing transactions in September 2000 and December 2001. As noted earlier, on August 14, 2003, Horizon PCS filed for bankruptcy protection under the Bankruptcy Code. See "ITEM 1. Business - Recent Developments."

      The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our financing based on our contractual level of long-term indebtedness:

(Dollars in millions)                                                  Years Ending December 31,
                                                      --------------------------------------------------------------
                                                       2004          2005          2006          2007          2008       Thereafter
                                                      ------        ------        ------        ------        ------      ----------
Chillicothe Telephone:
1998 Senior notes, due 2018 (1) ................      $ 12.0        $ 12.0        $ 12.0        $ 12.0        $ 12.0        $   --
  Fixed interest rate ..........................        6.72%         6.72%         6.72%         6.72%         6.72%         6.72%
  Principal payments ...........................      $   --        $   --        $   --        $   --        $   --        $ 12.0
2002 Senior notes, due 2012 (2) ................      $ 30.0        $ 30.0        $ 30.0        $ 30.0        $ 30.0        $   --
  Fixed interest rate ..........................        6.64%         6.64%         6.64%         6.64%         6.64%         6.64%
  Principal payments ...........................      $   --        $   --        $   --        $   --        $   --        $ 30.0

----------
(1) On November 12, 2002, Chillicothe Telephone amended its 1998 $12,000,000 senior notes due 2018. The interest rate on the amended notes is 6.72%, an increase of 10 basis points, with the same maturity date as the 1998 Senior Notes.

(2) In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64%, 10-year Senior notes due July 1, 2012. The proceeds of the offering were used to retire both the short-term line of credit and the non-current portion of the senior notes issued by Chillicothe Telephone in 1993.

      Horizon Telcom, Chillicothe Telephone, Horizon Technology, and Horizon Services are not obligated to assist Horizon PCS. The liquidity of Horizon Telcom independent of Horizon PCS is more favorable. Cash and working capital for Horizon Telcom, net of Horizon PCS, is approximately $17.1 million and approximately $18.4 million, respectively. We feel that this level of working capital is adequate to maintain Horizon Telcom's operations for the next twelve months. Horizon Telcom, net of Horizon PCS, generated approximately $25.8 million of cash flow from operations during 2003. Horizon Telcom, through its Horizon Services subsidiary, recovered approximately $5.4 million from Horizon PCS for the twelve months ended December 31, 2003. Future liquidity of Horizon Services will be impacted, perhaps materially, from the successful reorganization of Horizon PCS.

      Cash flow from operations for the landline and other related segment has historically been positive, but has been declining in recent years. Operating income has been substantially flat over the past 3 years. We do not expect operating income to fluctuate in the near term, as revenues will remain flat to slightly lower and expenses may increase slightly. Should this trend continue or should conditions worsen, liquidity may be impacted. In addition, we have not been subject to income tax payments over the last 3 years, due to higher tax depreciation resulting in a net taxable loss. We expect this trend to reverse in the next several years, thus we expect to be paying income taxes in the future, thus having an impact on liquidity. In addition, beginning in 2004, Chillicothe Telephone will be subject to state income taxes.

      We expect to make a pension contribution in 2004. The amount of this contribution, while immaterial to the overall liquidity of Horizon Telcom, could increase in future years if the pension plan does not return favorable results. This contribution could have an impact on our future liquidity. Future payments related to our post retirement benefit plans may increase substantially which will also have an impact on our future liquidity.

      Statement of Cash Flows. At December 31, 2003, we had cash and cash equivalents of approximately $17.1 million and working capital of approximately $18.4 million. At December 31, 2002, we had cash and cash equivalents of approximately $94.9 million (approximately $8.8 million net of Horizon PCS) and working capital of approximately $100.8 million (approximately $13.2 net of Horizon PCS). The decrease in cash and cash equivalents of approximately $77.8 million is primarily attributable to funding of our loss from operations of approximately $170.4 million and the deconsolidation of Horizon PCS.

      Net cash used in operating activities for the twelve months ended December 31, 2003, was approximately $12.4 million. This reflects the continuing use of cash for our operations to build our customer base, including but not limited to providing service in our markets and the costs of acquiring new customers. The net loss of approximately $170.4 million (includes approximately $172.5 million of net loss related to Horizon PCS) was partially offset by increases to depreciation, non-cash interest expense and the provision for doubtful accounts receivable, offset by increases to accounts receivable.

      Net cash used in investing activities was approximately $64.6 million for 2003, reflecting the deconsolidation of Horizon PCS of approximately $50.5 million and the continuing build-out of the Horizon PCS network of approximately $5.3 million as well as the deployment of capital necessary to offer VDSL service. We expect future capital expenditures for the landline segment to be approximately the same as 2003 as we focus more on operational and maintenance of our network and less on build out and expansion. We will continue to evaluate the feasibility of expansion; however, our current plan is to slow down capital expenditures and fund the projects out of current year cash from operations.

      Net cash used in financing activities for 2003, was approximately $900,000 consisting of Horizon Telcom's payment of dividends of approximately $1.9 million, partially offset by Chillicothe Telephone's $1.0 million draw on its line of credit. In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64%, 10 year Senior notes due July 1, 2012. The proceeds of the offering were used to retire both the short-term line of credit with Huntington National Bank ($18,400,000 at repayment) and the non-current portion of the senior notes issued by Chillicothe Telephone in 1993 ($6,000,000 at repayment). The remaining funds were used for general corporate purposes. Chillicothe Telephone incurred approximately $300,000 of deferred financing fees related to this offering.

      On November 12, 2002, Chillicothe Telephone amended its 1998 $12,000,000 senior notes due 2018. Annual principal payments of $1,200,000 begin in 2009 and continue until 2018. The interest rate on the amended notes is 6.72%, an increase of 10 basis points. Chillicothe Telephone refinanced these senior notes in order to align the debt covenants of those notes with the covenants of the senior notes issued by Chillicothe Telephone in 2002, which are less restrictive. At December 31, 2003, Chillicothe Telephone was in compliance with all of its debt covenants.

      The following table summarizes contractual principal maturities of long-term debt outstanding (which is recorded net of unaccreted interest on the balance sheet) and minimum payments required under operating leases and other long-term commitments as of December 31, 2003:

                                  Long-Term
                                  Debt and
                                   Current          Operating
Year                             Maturities          Leases             Total
----                             -----------       -----------       -----------
2004 .........................   $        --       $ 2,262,500       $ 2,262,500
2005 .........................            --         1,749,500         1,749,500
2006 .........................            --         1,212,000         1,212,000
2007 .........................            --           164,500           164,500
2008 .........................            --                --                --
Thereafter ...................    42,000,000                --        42,000,000
                                 -----------       -----------       -----------
  Total ......................   $42,000,000       $ 5,388,500       $47,388,500
                                 ===========       ===========       ===========

      Credit Ratings. At December 31, 2003, the Chillicothe Telephone senior notes were rated by the NAIC as "1". A "1" rating by the NAIC is the equivalent of an S&P rating of "A-" or better.

      Funding Requirements. For the year ended December 31, 2004, we anticipate no additional borrowing requirements as we plan funding our operations including projected cash dividends, cash interest payments and capital expenditures with operating cash flow. The actual funds required to fund working capital needs and other capital needs may vary materially from our estimates and additional funds may be required because of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks. The terms of its credit agreement prohibits the ability of Chillicothe Telephone to provide funds to Horizon PCS and its affiliates in the event that Horizon PCS or one of its subsidiaries experiences a shortfall.

      Income from ongoing operations and EBITDA are not measures of financial performance under generally accepted accounting principles and should not be considered alternatives to net income (loss) as measures of performance or to cash flows as a measure of liquidity.

Regulatory Developments

      See "Local Telephone Services - Regulation of Chillicothe Telephone's Local Exchange Carrier Business" under "ITEM 1. Business" for discussions of regulatory developments that could have a future impact on us.

Seasonality

      Our local and long-distance telephone, Internet and data services businesses are not subject to seasonal influences.

Inflation

      We believe that inflation has not had and will not have an adverse material effect on our results of operations.

Recent Accounting Pronouncements

      In December 2003, FASB issued SFAS No.132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The application of SFAS No. 132 (revised
2003) did not have a material effect on the Company's consolidated financial statements.

      In May 2003, FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

      In April 2003, FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amendments require that contracts with comparable characteristics be accounted for similarly, clarifies when a contract with an initial investment meets the characteristic of a derivative and clarifies when a derivative requires special reporting in the statement of cash flows. SFAS No. 149 is effective for hedging relationships designated and for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS No. 133 Statement Implementation Issues that have been effective for fiscal quarters prior to June 15 2003, which should be applied in accordance with their respective effective dates, and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not exist, which should be applied to existing contracts, as well as new contracts entered into after June 30, 2003. The application of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

      In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002, but continues to account for stock compensation costs in accordance with APB Opinion No. 25 (Note 18).

      In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company adopted SFAS 146 on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

      In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishments of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

      In 2002, FASB's EITF, reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how a vendor should account for arrangements under which it will perform multiple revenue-generating activities. The guidance in this Issue is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the guidance in Issue 00-21 as of July 1, 2003. This adoption did not have a material impact on the financial position, results of operations, or cash flows.

      In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company adopted this statement on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

      The Company, as part of its ongoing business, does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 1, 2004, the Company was not involved in any material unconsolidated SPE transaction.

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

      Horizon Telcom has agreements and relationships with third parties, including suppliers, subscribers and vendors that are integral to conducting its day to day operations. A restructuring resulting from Horizon PCS' bankruptcy filing could have a material adverse affect on the perception of Horizon Telcom and the Horizon Telcom business and its prospects in the eyes of subscribers, employees, suppliers, creditors and vendors. These persons may perceive that there is increased risk in doing business with Horizon Telcom as a result of Horizon PCS' restructuring. Some of these persons may terminate their relationships with Horizon Telcom which would make it more difficult for Horizon Telcom to conduct is business.

In the event that the services agreement between Horizon Telcom and Horizon PCS is terminated for any reason, Horizon Telcom may not be able to reduce its general and administrative costs in an amount sufficient to subsidize the portion of the combined Company's costs currently borne by Horizon PCS.

      On a net basis, we estimate that Horizon PCS will incur approximately $5.5 million of charges from Horizon Services (a subsidiary of Horizon Telcom) in fiscal 2004. If the services agreement between Horizon Telcom and Horizon PCS is terminated for any reason, Horizon Telcom and its subsidiaries (excluding Horizon PCS) will lose this source of revenue and will be required to lower its costs and expenses to meet its business plan. Horizon Telcom may have little notice of any such termination. A failure to reduce these expenses in a timely manner could adversely affect Horizon Telcom's liquidity, financial condition and results of operations.

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

      Chillicothe Telephone may lose landline customers as more households are foregoing landlines completely and using wireless service instead.

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

      Risk of loss or reduction of network access charge revenues. Approximately 23% of Chillicothe Telephone's total revenues for the year ended December 31, 2003, came from network access charges, which are paid to us by intrastate carriers and interstate long distance carriers for originating and terminating calls in the regions we serve. The amount of access charge revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. The FCC continues to reform the federal access charge system. States often mirror these federal rules in establishing intrastate access charges. It is unknown at this time how changes to the FCC's access charge regime will affect us. Federal policies being implemented by the FCC strongly favor access charge reform, and our revenues from this source could be at risk. Regulatory developments of this type could adversely affect our business.

      Risk of loss or reduction of Universal Service Support Fund. We receive USSF revenues to support the high cost of our operations in rural markets. In 2003, USSF revenues accounted for approximately 24% of Chillicothe Telephone's revenues. If we were unable to receive support from the USSF, or if such support was reduced, we would be unable to operate as profitably as before such reduction.

      In addition, potential competitors generally cannot, under current laws, receive the same universal service support enjoyed by Chillicothe Telephone. Chillicothe Telephone therefore enjoys a competitive advantage, which could, however, be removed by regulators at any time. The Telecom Act provides that competitors could obtain the same support as we do if the PUCO determines that granting such support to competitors would be in the public interest. If such universal service support were to become available to potential competitors, we might not be able to compete as effectively or otherwise continue to operate as profitably in our Chillicothe Telephone markets. Any shift in USSF regulation could, therefore, have an adverse effect on our business.

      The method for calculating the amount of USSF support could change in 2004. It is unclear whether the chosen methodology will accurately reflect the costs incurred by Chillicothe Telephone, and whether it will provide for the same amount of USSF that Chillicothe Telephone enjoyed in the past. The outcome of any of these proceedings or other legislative or regulatory changes could affect the amount of USSF that we receive, and could have an adverse effect on our business.

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

      In the normal course of business, our operations are exposed to interest rate risk on our secured credit facility. Our primary interest rate risk exposures relate to i) the interest rate on our financing, ii) our ability to refinance our senior notes at maturity at market rates, and iii) the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants under our debt instruments.

      While we cannot predict our ability to refinance existing debt, we continue to evaluate our interest rate risk on an ongoing basis. As of December 31, 2003, $42,000,000 of our $43,000,000 total debt is at a fixed rate.
Currently, a 100 basis point increase in interest rates would increase our interest expense approximately $10,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our financial statements and supplementary data required by this item are submitted as a separate section of this annual report on Form 10-K. See "Financial Statements" commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On June 27, 2002, Horizon Telcom and its subsidiary, Horizon PCS, dismissed Arthur Andersen LLP as its principal accountant and engaged KPMG LLP as its principal accountant. This change in accountants was reported in the Current Reports on Form 8-K filed on June 27, 2002, by Horizon Telcom and Horizon PCS.

ITEM 9A. CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company. With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

      Under Horizon PCS' agreements with Sprint, Sprint provides Horizon PCS with billing, collections, customer care and other back office services. As a result, Sprint remits approximately 92% of Horizon PCS' revenues to Horizon PCS. Horizon PCS, as a result, necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record its revenues, expenses and accounts receivable which underlie a substantial portion of its periodic financial statements and other financial disclosures. The relationship with Sprint is established by Horizon PCS' agreements and its flexibility to use a service provider other than Sprint is limited.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The following are the directors and executive officers of Horizon Telcom during 2003 or as of the date hereof:

NAME                              AGE    POSITION
----                              ---    --------

Robert McKell ..................  80     Chairman of the Board, Director
Thomas McKell ..................  68     President, Director of Horizon Telcom;
                                         President of Chillicothe Telephone
Peter M. Holland ...............  38     Vice President of Finance, Treasurer
                                         and CFO of Horizon Telcom; Chief
                                         Financial Officer of Horizon PCS
Jack E. Thompson ...............  70     Secretary, Director
Phoebe H. McKell ...............  57     President of Horizon Services;
                                         President of Horizon Technology
Joseph S. McKell ...............  78     Director
David McKell ...................  76     Director
Helen M. Sproat ................  71     Director
John E. Herrnstein .............  66     Director
Jerry B. Whited ................  54     Director
Donald L. McNeal ...............  66     Director
Joel Gerber ....................  50     Director

      ROBERT MCKELL has served as Chairman of the Board of Directors of Horizon Telcom since its inception in 1996 and of Chillicothe Telephone since 1988. Mr. McKell has 57 years of telecommunications experience and received a Bachelor of Science in Electrical Engineering.

      THOMAS MCKELL has served as the President and a Director of Horizon Telcom since its inception in 1996 and of The Chillicothe Telephone Company since 1988. Mr. McKell has 48 years of telecommunications experience and received a Bachelor of Science in Electrical Engineering.

      PETER M. HOLLAND has served as Vice President of Finance and Treasurer of Horizon Telcom since November 1999. He has also served as the Chief Financial Officer of Horizon PCS since its inception in April 2000 and has served as the Chief Financial Officer and a director of Horizon Telcom's other subsidiaries since November 1999. Mr. Holland has been a member of the management committee of Bright PCS since its formation in September 1999. Mr. Holland has nearly 16 years of telecommunications experience. From May 1996 to December 1999, Mr. Holland was a principal and owner of The Pinnacle Group located in Langley, Washington. Pinnacle provides strategic business planning and regulatory consulting services to independent wireless and wireline companies, including Horizon PCS. Prior to joining Pinnacle in May 1996, Mr. Holland was a manager in Nextel Communications' Business Development and Corporate Strategy groups. Mr. Holland started his career in telecommunications with Ernst & Young's telecommunications consulting group and was a Certified Public Accountant. Mr. Holland received his Bachelor of Business Administration with an accounting concentration from Pacific Lutheran University.

      JACK E. THOMPSON has been Secretary and Director of Horizon Telcom since its inception in 1996 and of Chillicothe Telephone since May 1982. He served as chief financial officer of Horizon Telcom from its inception to May 2000, and was treasurer of Chillicothe Telephone from May 1982 until May 2000. Mr. Thompson has 37 years of telecommunications experience.

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

      DAVID MCKELL has been a director of Horizon Telcom since its inception in 1996 and a director of Chillicothe Telephone for 38 years. He is now retired.

      HELEN M. SPROAT has been a director of Horizon Telcom since its inception in 1996 and a director of The Chillicothe Telephone Company since 1988. She has owned and managed Hidden Hill Gallery, Springboro, Ohio, for more than seven years.

      JOHN E. HERRNSTEIN has been a director of Horizon Telcom since its inception in 1996, and a director of Chillicothe Telephone since 1981. He has been a registered representative and financial consultant for twenty-one years and is currently working for McDonalds Financial Group.

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

      JOEL GERBER was appointed as a director of Horizon Telcom in May of 2003. Mr. Gerber is Agency Principal/President of Gerber Insurance and Financial Services and a partner in Tmberridge Heights, a real estate development company. He serves on the Advisory Board of the Huntington National Bank in Chillicothe. Mr. Gerber attended Ohio University and The American College after serving in the United States Navy. He was recognized as the 2000 "Citizen of the Year" by the Chillicothe Jaycees.

      Robert McKell, Thomas McKell, David McKell and Joseph McKell are brothers. Helen Sproat is their sister. Phoebe McKell is the daughter of Robert McKell.

Board of Directors

      There are presently ten members of the board of directors. Following election, directors serve for a term of one year, or until their successors have been elected and qualified, and are compensated at the discretion of the board of directors. Executive officers are ordinarily elected annually and serve at the discretion of the board of directors.

Director Compensation

      Directors who are not otherwise employed by Horizon Telcom or its subsidiaries receive $2,450 per quarter as director compensation. Robert McKell, Thomas McKell, and Jack Thompson receive $50 per quarter. Compensation and Audit committee chairmen receive an additional $1,500 per quarter for their services while other committee members receive $1,000 per quarter.

Board Committees

      We currently have an audit committee which is responsible for recommending to the board of directors the engagement of our independent auditors and reviewing with the independent auditors the scope and results of the audits, our internal accounting controls, audit practices and the professional services furnished by the independent auditors. The audit committee is currently comprised of three members, Messrs. Whited, Herrnstein, and Gerber.

      We also currently have a compensation committee, which is responsible for reviewing and approving all compensation arrangements for our officers, and is also responsible for administering the stock option plan. The compensation committee is currently comprised of three members.

Audit Committee Financial Expert

      The board of directors has determined that Messr. Whited is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of
Schedule 14A of the Exchange Act.

Code of Ethics

      The Company has adopted a code of ethics for its Chief Executive Officer and other senior officers. Stockholders may request a free copy of this code from:

Horizon Telcom, Inc.
68 East Main Street
Chillicothe, Ohio 45601
Attn: Corporate Secretary

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

      Based solely on its review of copies of forms received by it pursuant to
Section 16(a) of the Exchange Act or written representations from reporting persons, Horizon Telcom believes that with respect to 2003, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

      The following table presents summary information with respect to the compensation paid to our Chief Executive Officer and our four other highest paid executive officers whose salary and bonus exceeded $100,000 during the year ended December 31, 2003:

                                                                                                       Long-Term
                                                                                                      Compensation
                                                                      Annual Compensation              Securities         All Other
                                                                  ----------------------------         Underlying       Compensation
Name and Principal Position                                       Salary ($)         Bonus ($)         Options (#)          ($)
---------------------------                                       ----------        ----------        ------------      ------------
Thomas McKell ......................................   2003        238,359                --               --             10,907(1)
  President of Horizon Telcom;                         2002        226,557                --               --             11,406(2)
    President of Chillicothe                           2001        207,733                --               --             10,148(3)
      Telephone

Peter M. Holland ...................................   2003        186,507           111,416(16)           --             12,514(4)
  Vice President of Finance,                           2002        181,562            43,819               --             12,676(5)
    Treasurer and CFO of Horizon                       2001        170,833            57,479               --            129,032(6)
    Telcom; CFO of Horizon PCS

Phoebe McKell ......................................   2003        129,210             6,678               --             10,690(7)
  President of Horizon Services,                       2002        124,000             5,440               --             10,899(8)
    President of Horizon                               2001        118,594             6,459               --              9,811(9)
    Technology

John Wilson ........................................   2003        129,210             1,641               --             11,589(10)
  Vice President, Administration                       2002        124,000            10,615               --             11,894(11)
    of Chillicothe Telephone                           2001        118,620                --               --             12,590(12)

Robert K. McKell ...................................   2003        129,210             1,641               --             12,409(13)
  Vice President, Operations                           2002        124,000            10,301               --             10,604(14)
    of Chillicothe Telephone                           2001        115,026                --               --             12,585(15)

----------
(1) Includes a yearly car allowance of $8,524 and a 401(k) contribution of $2,383.

(2) Includes a yearly car allowance of $9,140 and a 401(k) contribution of $2,266.

(3) Includes a yearly car allowance of $8,071 and a 401(k) contribution of $2,077.

(4) Includes a yearly car allowance of $7,464, life insurance of $378, and a 401(k) contribution of $4,672.

(5) Includes a yearly car allowance of $8,103 and a 401(k) contribution of $4,573.

(6) Includes an award of Horizon Telcom shares valued at $116,000 at the date of the award, a yearly car allowance of $7,892 and a 401(k) contribution of $5,140.

(7) Includes a yearly car allowance of $7,989, life insurance of $1,409, and a 401(k) contribution of $1,292.

(8) Includes a yearly car allowance of $8,021, life insurance of $1,638, and a 401(k) contribution of $1,240.

(9) Includes a yearly car allowance of $7,040, life insurance of $1,585, and a 401(k) contribution of $1,186.

(10) Includes a yearly car allowance of $8,931, life insurance of $1,366, and a 401(k) contribution of $1,292.

(11) Includes a yearly car allowance of $8,881 life insurance of $1,773, and a 401(k) contribution of $1,240.

(12) Includes a yearly car allowance of $9,687, life insurance of $1,717, and a 401(k) contribution of $1,186.

(13) Includes a yearly car allowance of $10,546, life insurance of $571, and a 401(k) contribution of $1,292.

(14) Includes a yearly car allowance of $8,726, life insurance of $638, and a 401(k) contribution of $1,240.

(15) Includes a yearly car allowance of $10,847, life insurance of $588, and a 401(k) contribution of $1,150.

(16)  Includes a retention bonus of $58,283.

      None of the named executive officers received stock options from Horizon Telcom in 2003.

Employment Agreements

      Horizon PCS entered into an employment agreement with Mr. Holland, Chief Financial Officer. The employment agreement provides for an annual base salary of $175,000. In addition to the base salary, Mr. Holland is eligible to receive an annual bonus up to 40% of his base salary. In addition, Mr. Holland is eligible to participate in all of Horizon PCS' employee benefit plans.

      The employment agreement provides that Mr. Holland's employment may be terminated with or without cause, as defined in the agreement. If Mr. Holland is terminated without cause, he is entitled to receive 24 months of base salary, the vesting of all of his stock options on the date of termination and 24 months of health and dental benefits. Under the employment agreement, Mr. Holland has agreed to a restriction on his present and future employment. He has agreed not to compete in the business of wireless telecommunications either directly or indirectly within Horizon PCS' markets while employed by us and for a period of twelve months after termination of employment.

Horizon Telcom 1999 Stock Option Plan

      The 1999 Stock Option Plan has been adopted by our board of directors and stockholders. The option plan permits the granting of both incentive stock options and nonqualified stock options to employees. The aggregate number of shares of common stock that may be issued pursuant to options granted under the option plan is 10,000 shares, including both shares of class A common stock and shares of class B common stock, subject to adjustments in the event of certain changes in the outstanding shares of common stock. In 1999, we granted options to purchase 950 shares of class B common stock at an exercise price of $60.00 per share. No additional options were granted in 2001, 2002, or 2003.

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

                       ---------------------------------------------------------
                                         Years of Service
                       ---------------------------------------------------------
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

       The number of years of credited service certain executive officers have accrued under the pension plan as of the most recent fiscal year end are:

                     Name                            Years of Service
               ----------------                      ----------------
               Thomas McKell                                47
               Robert McKell                                57
               Jack E. Thompson                             36
               Phoebe McKell                                25

      Thomas McKell is an active employee, but he is currently eligible to retire. Robert McKell and Jack Thompson are retired and receive retirement benefits under the pension plan. Horizon PCS employees do not now participate in this plan, although several current employees of Horizon PCS who formerly were employees eligible to participate have vested pension benefits under this plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our voting securities, as of December 31, 2003 by:

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

                                                          Class A Common Stock (1)      Class B Common Stock (1)
                                                          ------------------------      ------------------------
Name and Address (2)                                      Number           Percent      Number           Percent
--------------------                                      ------           -------      ------           -------
Robert McKell ......................................       2,019             2.2%        4,463             1.6%
Thomas McKell (3) ..................................       7,638             8.4%       22,620             8.3%
Peter M. Holland (4) ...............................         290               *            --               *
Jack E. Thompson (5) ...............................         423               *         1,368               *
William A. McKell (6) ..............................       1,274             1.4%        3,000             1.1%
Phoebe H. McKell (7) ...............................       2,625             2.9%        7,969             2.9%
Joseph S. McKell (8) ...............................       8,993             9.9%       26,979             9.9%
David McKell (9) ...................................       9,294            10.3%       27,882            10.3%
Helen M. Sproat (10) ...............................       6,165             6.8%       17,375             6.4%
John E. Herrnstein (11) ............................         105               *           438               *
Jerry B. Whited ....................................          --              --            --              --
Donald L. McNeal ...................................          --              --           500               *
Joel Gerber ........................................          --              --            --              --

All Executive Officers and
Directors as a Group
(13 persons) (12) ..................................      38,826            42.9%      112,594            41.4%

----------
*     Less than one percent.

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

(12) Includes 264 shares of class B common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of the date hereof.

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

      The agreement provides that Horizon Services' obligations do not relieve HPC of any of its rights and obligations to their customers and to regulatory authorities having jurisdiction over them. Additionally, Horizon Services, upon request, is required to provide HPC with access to Horizon Services' records with respect to the provision of services, and Horizon Services is also required to provide regular reports to Horizon Personal Communications, as it may request. Horizon Services received compensation from HPC of approximately $5.4 million, $5.2 million and $6.2 million in the years ending December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, Horizon PCS had a receivable from Horizon Telcom, through its subsidiary Horizon Services, of approximately $15,000.

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

Office Lease

      The Chillicothe Telephone Company, a wholly owned subsidiary of Horizon Telcom, leases space to Horizon PCS for its principal office space, the space for one of its retail locations and the space for certain equipment from The monthly rental payments under the lease are $10,000. Under this lease, Horizon PCS paid The Chillicothe Telephone Company $110,000, $120,000, and $120,000 in 2003, 2002, and 2001, respectively. We believe that the lease was made on terms no less favorable to Horizon PCS than would have been obtained from a non-affiliated third party. The lease term expires in May 2005. Horizon PCS has the option to renew the lease for an additional two year period. It is the expectation of management that the lease will be renewed. Horizon Technology leases its principal office space from The Chillicothe Telephone Company. The monthly rental payments under the lease are $10,000. Under this lease, Horizon Technology paid The Chillicothe Telephone Company $120,000, $120,000, and $52,500 in 2003, 2002, and 2001, respectively.

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

ITEM 14. PRINCIPAL AUDITOR FESS AND SERVICES

      Information regarding principal auditor fees and services is set forth in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after the Company's fiscal year end of December 31, 2003, which information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this annual report on Form
10-K:

      1. Financial Statements

            Reports of Independent Public Accountants, Consolidated Balance Sheets as of December 31, 2003 and 2002, Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001, Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001, Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001, and Notes to Consolidated Financial Statements.

      2. Exhibits

            See the Index to Exhibits immediately preceding the exhibits filed with this Report.

(b) Reports on Form 8-K:

      There were no Reports on Form 8-K filed by the Registrant during the fourth quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TELCOM, INC.

By: /s/ Thomas McKell
   ------------------------------
Thomas McKell
President, Director; President of
Chillicothe Telephone

Date: March 16, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                            TITLE                      DATE
            ----                            -----                      ----

/s/ Thomas McKell               President, Director; President    March 16, 2004
-----------------------------   of Chillicothe Telephone
Thomas McKell
(Principal Executive Officer)

/s/ Peter M. Holland            Vice President of Finance,        March 16, 2004
-----------------------------   Chief Financial Officer and
Peter M. Holland                Treasurer

/s/ Robert McKell               Chairman of the Board, Director   March 16, 2004
-----------------------------
Robert McKell

/s/ Jack E. Thompson            Secretary, Director               March 16, 2004
-----------------------------
Jack E. Thompson

/s/ Joseph S. McKell            Director                          March 16, 2004
-----------------------------
Joseph S. McKell

/s/ David McKell                Director                          March 16, 2004
-----------------------------
David McKell

/s/ Helen M. Sproat             Director                          March 16, 2004
-----------------------------
Helen M. Sproat

/s/ John E. Herrnstein          Director                          March 16, 2004
-----------------------------
John E. Herrnstein

/s/ Jerry B. Whited             Director                          March 16, 2004
-----------------------------
Jerry B. Whited

/s/ Donald L. McNeal            Director                          March 16, 2004
-----------------------------
Donald L. McNeal

/s/ Joel Gerber                 Director                          March 16, 2004
-----------------------------
Joel Gerber

                                INDEX TO EXHIBITS

EXHIBIT NO. DESCRIPTION
----------- -----------

3.1(c)      Articles of Incorporation of Horizon Telcom, Inc.

3.2(c)      Bylaws of Incorporation of Horizon Telcom, Inc.

4.1(c)      Form of Stock Certificate.

4.4(b)      Form of Registered Note (included in Exhibit 4.2).

10.25.1(c)  Horizon Telcom, Inc. 1999 Stock Option Plan.

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

EXHIBIT NO. DESCRIPTION
----------- -----------

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

21(a)       Subsidiaries of the Company.

23(a)       Consent of KPMG LLP.

31.1(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1(a)     Certification, under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2(a)     Certification, under Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(a)   Filed herewith.

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

(d) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-32617).

                              HORIZON TELCOM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditor's Report .............................................   F-2

Report of Independent Public Accountants .................................   F-3

Consolidated Balance Sheets as of December 31, 2003 and 2002 .............   F-4

Consolidated Statements of Operations for the Years Ended
  December 31, 2003, 2002 and 2001 .......................................   F-6

Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2003, 2002 and 2001 ...................   F-7

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001 .......................................   F-8

Notes to Consolidated Financial Statements,
  as of December 31, 2003 and 2002, and for the
  Years Ended December 31, 2003, 2002 and 2001 ...........................  F-10

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Horizon Telcom, Inc.:

      We have audited the accompanying consolidated balance sheets of Horizon Telcom, Inc. and subsidiaries as of December 31, 2003, and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of operations, stockholders' equity (deficit) and cash flows of Horizon Telcom, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the revision described in Note 4 to the financial statements, in their report dated February 12, 2002 (except with respect to the matter discussed in Horizon Telcom's 2001 Form 10-K, Note 20, as to which the date is March 27, 2002).

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Telcom, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      As discussed above, the consolidated statements of operations, stockholders' equity (deficit) and cash flows of Horizon Telcom, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Horizon Telcom, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ KPMG LLP

Columbus, Ohio
March 5, 2004

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                       2003             2002
                                                   ------------     ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents
    ($55,000,000 on deposit
    as of December 31, 2002
    in accordance with covenant
    amendment) ...............................     $ 17,086,826     $ 94,948,351
  Restricted cash ............................               --       24,063,259
  Accounts receivable - subscriber,
    less allowance for doubtful
    accounts of approximately $377,000
    as of December 31, 2003 and
    $2,654,00 as of December 31, 2002 ........          890,936       20,560,658
  Accounts receivable - interexchange
    carriers, access charge pools and
    other, less allowance for doubtful
    accounts of approximately $96,000
    as of December 31, 2003 and
    $214,000 as of December 31, 2002 .........        2,220,298        5,045,930
  Inventories ................................        2,436,932        6,336,877
  Investments, available-for-sale,
    at fair value ............................        1,515,900          745,860
  Prepaid expenses and other current
    assets ...................................        4,070,141        5,926,816
                                                   ------------     ------------
        Total current assets .................       28,221,033      157,627,751
                                                   ------------     ------------

OTHER ASSETS:
  Intangible assets - Sprint PCS
    licenses, net of amortization ............               --       40,381,201
  Debt issuance costs, net ...................          336,996       20,365,415
  Deferred PCS activation expense ............               --        6,092,645
  Prepaid pension costs ......................        4,171,009        4,667,512
  Intangible assets - pension ................        2,371,699               --
  Other ......................................               --          694,482
                                                   ------------     ------------
        Total other assets ...................        6,879,704       72,201,255
                                                   ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, NET ...........       75,848,610      315,921,107
                                                   ------------     ------------
        Total assets .........................     $110,949,347     $545,750,113
                                                   ============     ============

(Continued on next page)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

As of December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                    2003               2002
                                                -------------     -------------
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable .........................    $   1,804,400     $  24,827,065
  Payable to Sprint ........................               --         9,910,262
  Payable to Horizon PCS ...................           14,966                --
  Deferred PCS revenue .....................               --         5,308,457
  Accrued personal property, real
    estate and other taxes .................        2,768,421         6,514,707
  Accrued interest, payroll and other
    accrued liabilities ....................        4,200,456        10,237,300
  Lines of credit ..........................        1,000,000                --
                                                -------------     -------------
        Total current liabilities ..........        9,788,243        56,797,791
                                                -------------     -------------

LONG-TERM DEBT AND OTHER LIABILITIES:
  Long-term debt ...........................       42,000,000       558,284,349
  Deferred income taxes, net ...............       11,078,716        15,234,409
  Postretirement benefit obligation ........        8,538,689         6,526,991
  Accrued pension costs ....................        2,804,302                --
  Deferred PCS activation revenue ..........               --         6,092,645
  Investment in Horizon PCS ................      470,934,704                --
  Other long-term liabilities ..............        2,374,250        11,075,183
                                                -------------     -------------
        Total long-term debt and
          other liabilities ................      537,730,661       597,213,577
                                                -------------     -------------
          Total liabilities ................      547,518,904       654,011,368
                                                -------------     -------------

CONVERTIBLE PREFERRED STOCK OF
  SUBSIDIARY ...............................               --       157,105,236

COMMITMENTS AND CONTINGENCIES
  (Note 14)

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock - class A, no par
    value, 200,000 shares authorized,
    99,726 shares issued and 90,561
    shares outstanding at December 31,
    2003 and 2002, stated at $4.25 per
    share ..................................          423,836           423,836
  Common stock - class B, no par
    value, 500,000 shares authorized,
    299,450 and 299,301 shares issued
    at December 31, 2003 and 2002,
    respectively, and 271,926 shares
    outstanding at December 31, 2003
    and 2002, stated at $4.25 per share ....        1,272,662         1,272,662
  Treasury stock - 36,689 shares,
    at cost ................................       (5,504,700)       (5,504,700)
  Accumulated other comprehensive
    income (loss), net .....................          318,455           (67,307)
  Additional paid-in capital ...............       72,197,212        72,197,212
  Deferred stock compensation ..............          (15,522)         (666,721)
  Retained deficit .........................     (505,261,500)     (333,021,473)
                                                -------------     -------------
        Total stockholders' equity
          (deficit) ........................     (436,569,557)     (265,366,491)
                                                -------------     -------------
          Total liabilities and
            stockholders' equity
            (deficit) ......................    $ 110,949,347     $ 545,750,113
                                                =============     =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                               2003             2002              2001
                                           -------------    -------------    -------------
OPERATING REVENUES:
  PCS subscriber and roaming ...........   $ 151,897,229    $ 207,978,059    $ 115,905,619
  PCS equipment ........................       4,408,297        7,846,573        7,105,457
  Basic local and long-distance ........      18,289,457       18,702,184       19,586,373
  Network access .......................      21,901,539       21,523,193       20,198,336
  Equipment systems sales,
    information services, Internet
    access and other ...................      11,148,311        8,656,812        7,344,231
                                           -------------    -------------    -------------
        Total operating revenues .......     207,644,833      264,706,821      170,140,016
                                           -------------    -------------    -------------

OPERATING EXPENSES:
  Cost of goods sold ...................      12,548,365       19,796,010       15,559,164
  Cost of services (exclusive of
    items shown separately below) ......     133,765,571      183,200,584      115,168,420
  Selling and marketing ................      30,380,651       54,269,440       50,545,921
  General and administrative
    (exclusive of items shown
    separately below) ..................      42,568,330       56,592,086       42,961,821
  Non-cash compensation ................         278,275          412,889        1,149,179
  (Gain) Loss on sale of property
    and equipment ......................         216,312          647,634        1,296,833
  Impairment of intangible assets
    and property and equipment .........      73,760,278        3,500,000               --
  Depreciation and amortization ........      34,600,579       45,803,211       26,148,564
  PCS restructuring charges ............       4,509,128               --               --
  Impairment of goodwill and
    impact of acquisition-related
    deferred taxes .....................              --       13,222,180               --
        Total operating expenses .......     332,627,489      377,444,034      252,829,902
                                           -------------    -------------    -------------

OPERATING LOSS .........................    (124,982,656)    (112,737,213)     (82,689,886)
                                           -------------    -------------    -------------

NONOPERATING INCOME (EXPENSE):
  Interest expense, net ................     (44,374,286)     (63,369,224)     (29,565,953)
  Subsidiary preferred stock
    dividends ..........................      (7,815,505)     (11,756,253)     (10,929,852)
  Interest income and other, net .......         668,472        2,922,479        5,164,372
                                           -------------    -------------    -------------
        Total nonoperating expense .....     (51,521,319)     (72,202,998)     (35,331,433)
                                           -------------    -------------    -------------

LOSS BEFORE INCOME TAX BENEFIT
  (EXPENSE) AND MINORITY INTEREST ......    (176,503,975)    (184,940,211)    (118,021,319)

INCOME TAX BENEFIT (EXPENSE) ...........       6,148,844       (1,160,192)      (1,783,166)

MINORITY INTEREST IN LOSS ..............              24               --          983,883
                                           -------------    -------------    -------------

NET LOSS ...............................   $(170,355,107)   $(186,100,403)   $(118,820,602)
                                           =============    =============    =============

Basic and diluted net loss
  per share ............................   $     (469.96)   $     (513.48)   $     (329.59)
                                           =============    =============    =============
Weighted-average common shares
  outstanding ..........................         362,487          362,429          360,508
                                           =============    =============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                                      Accumulated
                                                                class A    class B                       Other        Additional
                                                                Common      Common      Treasury     Comprehensive     Paid-in
                                                                 Stock      Stock         Stock         Income         Capital
                                                               --------   ----------   -----------   -------------   -----------
Balance, December 31, 2000 .................................    423,836    1,272,029    (6,624,962)            --     72,588,577
                                                               --------   ----------   -----------    -----------    -----------
  Stock option compensation
    expense ................................................         --           --            --             --             --
  Stock distribution to
    employees ..............................................         --           --     1,124,573             --       (399,673)
  Treasury stock received
    as a dividend ..........................................         --           --        (4,311)            --             --
  Dividends paid ...........................................         --           --            --             --             --
  Comprehensive Income
    (Loss):
    Net loss ...............................................         --           --            --             --             --
    Unrealized gain on
      securities
      available-for-sale,
      net of taxes of
      $1,117,825 ...........................................         --           --            --      2,169,895             --
    Unrealized loss on
      hedging activities,
      net of tax ...........................................         --           --            --       (837,851)            --
                                                               --------   ----------   -----------    -----------    -----------
        Total comprehensive
          income (loss) ....................................         --           --            --      1,332,044             --
                                                               --------   ----------   -----------    -----------    -----------
Balance, December 31, 2001 .................................   $423,836   $1,272,029   $(5,504,700)   $ 1,332,044    $72,188,904
                                                               ========   ==========   ===========    ===========    ===========
  Stock option compensation
   expense .................................................         --           --            --             --             --
  Exercise of stock options ................................         --          633            --             --          8,308
  Dividends paid ...........................................         --           --            --             --             --
  Comprehensive Income
    (Loss):
    Net loss ...............................................         --           --            --             --             --
    Unrealized loss on
      securities
      available-for-sale,
      net of taxes of
      $949,232 .............................................         --           --            --     (1,842,627)            --
    Unrealized gain on
      hedging activities,
      net of tax ...........................................         --           --            --        443,276             --
                                                               --------   ----------   -----------    -----------    -----------
        Total comprehensive
          income (loss) ....................................         --           --            --     (1,399,351)            --
                                                               --------   ----------   -----------    -----------    -----------
Balance, December 31, 2002 .................................   $423,836   $1,272,662   $(5,504,700)   $   (67,307)   $72,197,212
                                                               ========   ==========   ===========    ===========    ===========

  Stock option compensation
    expense ................................................         --           --            --             --             --
  Dividends paid ...........................................         --           --            --             --             --
  Comprehensive Income
    (Loss):
    Net loss ...............................................         --           --            --             --             --
    Unrealized gain on
      securities
      available-for-sale,
      net of taxes of
      $346,250 .............................................         --           --            --        423,790             --
    Unrealized gain on
      hedging activities,
      net of tax ...........................................         --           --            --        461,644             --
    Additional minimum
      pension liability ....................................         --           --            --       (432,603)            --
    Deconsolidation of
      Horizon PCS ..........................................         --           --            --        (67,069)            --
                                                               --------   ----------   -----------    -----------    -----------
        Total comprehensive
          income (loss) ....................................         --           --            --        452,831             --
                                                               --------   ----------   -----------    -----------    -----------
  Balance, December 31, 2003                                   $423,836   $1,272,662   $(5,504,700)   $   318,455    $72,197,212
                                                               ========   ==========   ===========    ===========    ===========



                                                                                    Deferred         Retained          Total
                                                                                  Stock Option       Earnings       Stockholders'
                                                                                  Compensation      (Deficit)     Equity (Deficit)
                                                                                  ------------    -------------   ----------------
Balance, December 31, 2000 ....................................................     (1,503,889)     (24,521,176)      41,634,415
                                                                                   -----------    -------------    -------------

  Stock option compensation
    expense ...................................................................        424,279               --          424,279
  Stock distribution to
    employees .................................................................             --               --          724,900
  Treasury stock received
    as a dividend .............................................................             --               --           (4,311)
  Dividends paid ..............................................................             --       (1,767,088)      (1,767,088)
  Comprehensive Income
    (Loss):
    Net loss ..................................................................             --     (118,820,602)    (118,820,602)
    Unrealized gain on
      securities
      available-for-sale,
      net of taxes of
      $1,117,825 ..............................................................             --               --        2,169,895
    Unrealized loss on
      hedging activities,
      net of tax ..............................................................             --               --         (837,851)
                                                                                   -----------    -------------    -------------
        Total comprehensive
          income (loss) .......................................................             --     (118,820,602)    (117,488,558)
                                                                                   -----------    -------------    -------------
Balance, December 31, 2001 ....................................................    $(1,079,610)   $(145,108,866)   $ (76,476,363)
                                                                                   ===========    =============    =============

  Stock option compensation
   expense ....................................................................        412,889               --          412,889
  Exercise of stock options ...................................................             --               --            8,941
  Dividends paid ..............................................................             --       (1,812,204)      (1,812,204)
  Comprehensive Income
    (Loss):
    Net loss ..................................................................             --     (186,100,403)    (186,100,403)
    Unrealized loss on
      securities
      available-for-sale,
      net of taxes of
      $949,232 ................................................................             --               --       (1,842,627)
    Unrealized gain on
      hedging activities,
      net of tax ..............................................................             --               --          443,276
                                                                                   -----------    -------------    -------------
        Total comprehensive
          income (loss) .......................................................             --     (186,100,403)    (187,499,754)
                                                                                   -----------    -------------    -------------
Balance, December 31, 2002 ....................................................    $  (666,721)   $(333,021,473)   $(265,366,491)
                                                                                   ===========    =============    =============

  Stock option compensation
    expense ...................................................................        278,275               --          278,275
  Dividends paid ..............................................................             --       (1,884,920)      (1,884,920)
  Comprehensive Income
    (Loss):
    Net loss ..................................................................             --     (170,355,107)    (170,355,107)
    Unrealized gain on
      securities
      available-for-sale,
      net of taxes of
      $346,250 ................................................................             --               --          423,790
    Unrealized gain on
      hedging activities,
      net of tax ..............................................................             --               --          461,644
    Additional minimum
      pension liability .......................................................             --               --         (432,603)
    Deconsolidation of
      Horizon PCS .............................................................        372,924               --          305,855
                                                                                   -----------    -------------    -------------
        Total comprehensive
          income (loss) .......................................................             --     (170,355,107)    (169,902,276)
                                                                                   -----------    -------------    -------------
  Balance, December 31, 2003...................................................    $   (15,522)   $(505,261,500)   $(436,569,557)
                                                                                   ===========    =============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                                        2003                     2002                      2001
                                                                    -------------            -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ................................................           $(170,355,107)           $(186,100,403)           $(118,820,602)
                                                                    -------------            -------------            -------------
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization .........................              34,600,579               45,803,211               26,148,564
  Impairment of intangible assets
    and property and equipment ..........................              73,760,278                3,500,000                       --
  Non-cash restructuring charges ........................               2,884,062                       --                       --
  Impairment of goodwill and impact
    of acquisition related deferred
    taxes ...............................................                      --               13,222,180                       --
  Deferred federal income tax
    (benefit) expense ...................................              (6,031,000)              11,551,485                  218,870
  Deferred investment tax credits .......................                      --                       --                  (55,527)
  Non-cash compensation expense .........................                 278,275                  412,889                1,149,179
  Non-cash interest expense .............................              20,389,836               28,023,852               19,363,149
  Loss on disposal of property,
    plant and equipment .................................                 216,312                  647,634                1,296,833
  Non-cash preferred stock dividend
   of subsidiary ........................................               7,815,505               11,756,253               10,929,852
  Minority interest in subsidiary .......................                     (24)                      --                 (983,883)
  Provision for bad debt expense ........................               5,643,754               16,077,356                7,344,007
  Loss on hedging activities ............................                      --                   48,536                  176,322
  Decrease (Increase) in certain
    assets:
    Accounts receivable .................................              (4,437,387)             (21,645,904)             (16,981,192)
    Inventories .........................................               1,990,906                  175,149                  244,763
    Prepaid expenses and other
      current assets ....................................              (2,433,398)              (2,514,270)               2,984,911
  Increase (Decrease) in certain
    liabilities:
    Accounts payable ....................................              (2,979,837)              (5,441,120)               2,397,069
    Payable to Sprint ...................................               7,290,020                 (334,267)                      --
    Accrued liabilities and deferred
      PCS service revenue ...............................              14,030,276               25,330,341                2,833,892
    Other accrued liabilities ...........................                      --                1,606,073                4,432,226
    Postretirement benefit obligation ...................               2,604,114                1,036,976                1,791,042
    Other assets and liabilities, net ...................               2,315,655               (6,559,042)              (1,252,091)
                                                                    -------------            -------------            -------------
        Total adjustments ...............................             157,937,926              122,697,332               62,037,986
                                                                    -------------            -------------            -------------
          Net cash used in operating
            activities ..................................             (12,417,181)             (63,403,071)             (56,782,616)
                                                                    -------------            -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net ...............................             (14,073,826)             (73,905,456)            (132,506,210)
Increase in restricted cash .............................                      --                       --              (48,659,722)
Proceeds from sale of property
  and equipment .........................................                      --                1,642,781                       --
Proceeds from redemption of RTFC
  certificates ..........................................                      --                       --                2,895,646
Deconsolidation of Horizon PCS ..........................             (50,485,622)                      --                       --
                                                                    -------------            -------------            -------------
          Net cash provided used in
            investing activities ........................           $ (64,559,448)           $ (72,262,675)           $(178,270,286)
                                                                    -------------            -------------            -------------

(Continued on next page)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                          2003                    2002                     2001
                                                                      -------------           -------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit .............................          $   1,000,000           $ 135,000,000           $ 181,400,000
  Repayments on long-term debt .............................                     --             (27,167,337)             (2,000,000)
  Exercise of stock options ................................                     --                   8,941                      --
  Exercise of subsidiary stock options .....................                     24                      --                      --
  Deferred financing fees ..................................                     --              (2,569,530)             (7,433,469)
  Treasury stock received as dividend ......................                     --                      --                  (4,311)
  Dividends paid ...........................................             (1,884,920)             (1,812,204)             (1,767,088)
                                                                      -------------           -------------           -------------
          Net cash provided by
            financing activities ...........................               (884,896)            103,459,870             170,195,132
                                                                      -------------           -------------           -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .....................................            (77,861,525)            (32,205,876)            (64,857,770)
CASH AND CASH EQUIVALENTS,
  beginning of year ........................................             94,948,351             127,154,227             192,011,997
                                                                      -------------           -------------           -------------
CASH AND CASH EQUIVALENTS,
  end of year ..............................................          $  17,086,826           $  94,948,351           $ 127,154,227
                                                                      =============           =============           =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
Cash paid during the year for:
  Interest, net of amounts capitalized .....................          $  20,482,459           $  35,179,498           $   8,705,947
  Income taxes (refund) ....................................             (3,103,752)             (2,954,948)              2,125,000


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                          2003                    2002                    2001
                                                                      -------------           -------------           -------------
HORIZON PCS PREFERRED STOCK ACTIVITY:
  Dividends on convertible preferred
    stock ..................................................          $   6,149,204           $  11,636,969           $  11,775,917
  Accrued at year-end ......................................                     --               2,049,735               1,935,983

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 1 - Bankruptcy of Horizon PCS and Liquidity

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

Accounting Impact

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Accounting Research Bulletin ("ARB") No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS. Therefore, Horizon Telcom's investment in Horizon PCS is the balance based on the application of the equity method through August 14, 2003 and any cost based activity subsequent to that date. Accordingly, the accompanying consolidated balance sheet as of December 31, 2003 does not include the consolidated accounts of Horizon PCS; it does however, include a negative investment of approximately $470.9 million. In addition, the accompanying consolidated statement of operations for the period ended December 31, 2003 includes the consolidated results of operations of Horizon PCS through August 14, 2003. Upon emergence of Horizon PCS from bankruptcy, the negative investment will be reduced proportionately to the remaining ownership percentage, if any, retained by Horizon Telcom.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

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

      The breakout of cash and cash equivalents at December 31, 2003 and 2002 is detailed below:

                                                       2003              2002
                                                    -----------      -----------
       Cash on hand .............................   $ 2,984,731      $ 2,920,927
       Auction rate certificates ................    13,050,000        5,850,000
       Money market accounts ....................     1,052,095           40,140
       Horizon PCS cash and cash equivalents ....            --       86,137,284
                                                    -----------      -----------
           Cash and cash equivalents ............   $17,086,826      $94,948,351
                                                    ===========      ===========

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Restricted Cash

      In connection with Horizon PCS' December 2001 offering of $175,000,000 of senior notes due in 2011 (Note 11), approximately $48,660,000 of the offering's proceeds were placed in an escrow account to be used toward the first four semi-annual interest payments due under the terms of the notes. Horizon PCS paid approximately $24,596,000, during the year ended December 31, 2002 and $12,031,000 during the period ended August 14, 2003. The funds are invested in a government security money market account. Interest earned on the escrow funds totaled approximately $160,000 in 2003 and $673,000 in 2002.

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

      Inventories consist of the following at December 31:

                                                          2003           2002
                                                       ----------     ----------
       Equipment held for resale ...................   $  123,875     $  121,501
       Materials, supplies and work in progress ....    2,313,057      2,132,581
       PCS inventory ...............................           --      4,082,795
                                                       ----------     ----------
                  Total inventories ................   $2,436,932     $6,336,877
                                                       ==========     ==========

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment

      Property, plant and equipment, including improvements that extend useful lives, are stated at cost (Note 7) while maintenance and repairs are charged to operations as incurred. Construction work in progress includes expenditures for the purchase of capital equipment, construction and items such as direct payroll and related benefits and interest capitalized during construction. The Company capitalizes interest pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34 "Capitalization of Interest Cost." The Company capitalized interest of approximately $727,000, $4,541,000 and $6,813,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Accounting for Rate Regulation

      Chillicothe Telephone is subject to rate regulation. SFAS No. 71 "Accounting for the Effects of Certain Types of Rate Regulation" provides that rate-regulated public utilities account for revenues and expenses and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates. Chillicothe Telephone follows the accounting and reporting requirements of SFAS No. 71. As of December 31, 2003, the Company has recorded regulatory liabilities of approximately $509,000. As of December 31, 2002, regulatory assets and liabilities were approximately $63,000 and $480,000, respectively.

Depreciation

      Chillicothe Telephone provides for depreciation under the straight-line method using rates based on the estimated service lives of the various classes of property. Horizon PCS, Services and Horizon Technology provide for depreciation and amortization under the straight-line method based on the estimated service lives of the various classes of property. Estimated useful lives are as follows:

                                                                      Years
                                                                      -----
          Network assets ..........................................   5-15
          Switching equipment .....................................   5-8
          Computer and telecommunications equipment ...............   3-5
          Furniture, vehicles and office equipment ................   3-5

      Amounts included as depreciation expense that relate to cost of services were approximately $28,152,000, $41,167,000 and $19,803,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      In 2001, the Public Utilities Commission of Ohio ("PUCO") approved Chillicothe Telephone's application to increase annual depreciation rates and to amortize an estimated depreciation reserve deficiency of approximately $1,029,000 over a five-year period beginning January 1, 2001. Amortization and recovery of the depreciation reserve deficiency was approximately $206,000 for both 2002 and 2003.

      In 1998, Chillicothe Telephone retired its 1210 digital switch upon completion of the conversion to a new EWSD digital switch. The PUCO approved the Company's application to amortize the remaining undepreciated cost of the 1210 digital switch of approximately $1,344,000 over a five-year period beginning April 1, 1998. Amortization and recovery of the switch was approximately $63,000 in 2003, and $268,000 in 2002, and $268,000 in 2001. The balance has been fully amortized.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Debt Issuance Costs

      In connection with the issuance of long-term debt (Note 11), the Company has approximately $337,000 in deferred financing costs remaining to be amortized as of December 31, 2003. These debt issuance costs are amortized using the effective interest method over the term of the underlying obligation, ranging from eight to ten years. For the years ended December 31, 2003, 2002 and 2001, approximately $1,885,000, $2,789,000 and $1,139,000 of amortization of debt issuance costs was included in interest expense.

Goodwill

      On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and other intangible assets" (Note 4). Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over a 20 year period. Under SFAS No. 142, the Company ceased amortization of goodwill and conducted an impairment test of the goodwill balance. As of January 1, 2002, the goodwill balance was deemed not to be impaired. However, the December 31, 2002 goodwill balance was deemed impaired and was written off during the fourth quarter of 2002. See Note 4 for further details on the impairment of goodwill.

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

      Goodwill and intangible assets not subject to amortization are tested annually for impairment. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value (Note 4).

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

      Horizon PCS determined the carrying value of the intangible assets exceeded the fair value of the assets. As a result, Horizon PCS recorded impairment on the intangible assets of approximately $39,152,000. As a result of the impairment charge, Horizon PCS recorded a tax benefit of $6,031,000 due to the reduction of a deferred tax liability related to the intangibles, bringing the net balance to zero.

      Additionally, Horizon PCS determined the fair market value of the property and equipment was less than the carrying value of the assets. As a result, Horizon PCS recorded an impairment of property and equipment of approximately $34,609,000.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 2 - Summary of Significant Accounting Policies (Continued)

      During 2002, Horizon PCS launched switches in Tennessee and Pennsylvania and disconnected some switching equipment in Chillicothe, Ohio. As a result, approximately $6,200,000 of switching equipment was considered an impaired asset as defined by SFAS No. 144. Accordingly, impairment expense for the year ended December 31, 2002, includes approximately $3,500,000 of expense related to the impaired assets. The total amount of depreciation recorded through December 31, 2002 on this equipment was approximately $5,800,000. This equipment was sold for book value during 2003.

Derivative Financial Instruments

      The Company utilizes derivative financial instruments to reduce interest rate risk and not for trading or speculative purposes. Interest rate swap agreements are used to hedge the exposure of the variable interest rates of certain notes payable and are designed as cash flow hedges. The interest rate swap agreements involve the periodic exchange of payments without the exchange of the notional amount upon which the payments are based. The related amount payable to or receivable from counter-parties is included as an adjustment to accrued interest. The carrying amount of the interest swap agreements is included in accrued liabilities, with the changes in carrying amounts recorded as an adjustment to other comprehensive income, a component of retained deficit. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Revenue Recognition

      Horizon PCS records equipment revenue from the sale of handsets and accessories to subscribers in its retail stores and to local distributors in its territories upon delivery. Horizon PCS does not record equipment revenue on handsets and accessories purchased from or sold by national third-party retailers or directly from Sprint by subscribers in its territory. After the handset has been purchased at a company owned store, the subscriber purchases a service package, revenue from which is recognized monthly as service is provided and is included in subscriber revenue, net of credits related to the billed revenue. Horizon PCS believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to subscribers. For industry competitive reasons, Horizon PCS sells wireless handsets at a loss. Because such arrangements do not require a customer to subscribe to Horizon PCS' wireless services and because Horizon PCS sells wireless handsets to existing customers at a loss, Horizon PCS accounts for these transactions separately from agreements to provide customers wireless service.

      Effective July 1, 2003 Horizon PCS adopted Emerging Issues Task Force ("EITF") No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. The consensus guidance is applicable to agreements entered into for quarters beginning after June 15, 2003. The adoption of EITF 00-21 has required evaluation of each arrangement entered into by the Company for each sales channel. The Company will continue to monitor arrangements with its sales channels to determine if any changes in revenue recognition would need to be made in the future. The adoption of EITF 00-21 has resulted in substantially all of the activation fee revenue that is allocated to the delivered item generated from Company-owned retail stores and associated costs being recognized at the time the related wireless handset is sold and it is classified as equipment revenue and selling and marketing expense, respectively. Upon adoption of EITF 00-21, previously deferred revenues and costs will continue to be amortized over the remaining estimated life of a subscriber, not to exceed 24 months. Revenue and costs for

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 2 - Summary of Significant Accounting Policies (Continued)

activations at other retail locations will continue to be deferred and amortized over their estimated lives in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense for sales from non-Company owned retail locations is deferred and will be recorded over the average life for those customers (24 months) that are assessed an activation fee. The Company recognized approximately $3,681,000, $2,992,000, and $695,000 and of both activation fee revenue and customer activation expense during 2003, 2002 and 2001, respectively, and had deferred approximately $6,093,000 of activation fee revenue and direct customer activation expense at December 31, 2002.

      A management fee of 8% of collected PCS revenues from Sprint PCS subscribers based in Horizon PCS' territory, is accrued as services are provided and remitted to Sprint PCS and recorded as general and administrative expense. Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees, and roaming services provided to Sprint PCS customers who are not based in Horizon PCS' territory are not subject to the 8% affiliation fee. Expense related to the management fees charged under the agreement was approximately $9,200,000, $12,027,000, and $5,923,000 for the years ended December 31, 2003, 2002 and 2001 respectively.

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 2 - Summary of Significant Accounting Policies (Continued)

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

Minority Interest

      As part of the acquisition of Bright Personal Communication Services, LLC ("Bright PCS"), the former members of Bright PCS have approximately an 8% ownership in Horizon PCS. The Company accounts for this ownership by recording the portion of net income (loss) attributable to the minority shareholders (a loss of $983,883 during 2001) as minority interest in earnings (loss) in the accompanying consolidated statements of operations. The minority interest's share in the Company's losses during 2001 reduced the minority interest's accounting basis to zero.

Advertising Costs

      Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled approximately $3,024,000, $11,851,000 and $10,780,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 2 - Summary of Significant Accounting Policies (Continued)

                                    2003            2002             2001
                              ---------------  ---------------  ---------------
Net Loss
  As reported .............   $  (170,355,107) $ (186,100,403)  $  (118,820,602)
Add: Stock-based employee
  compensation expense
  included in reported
  net loss ................           278,275          412,889        1,149,179
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards ..........          (497,595)      (1,175,131)      (1,813,939)
                              ---------------  ---------------  ---------------
  Pro forma net loss ......      (170,574,427)    (186,862,645)    (119,485,362)
                              ===============  ===============  ===============
Basic and diluted loss
  per share
  As reported .............   $       (469.96) $       (513.48) $       (329.59)
  Pro forma ...............           (470.57)         (515.58)         (331.44)
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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 2 - Summary of Significant Accounting Policies (Continued)

      Other financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable from subscribers. Management believes the risk is limited due to the number of customers comprising the Company's customer base and its geographic diversity.

      A significant amount of Horizon PCS' financial transactions result from its relationship with Sprint. Additionally, Sprint holds approximately four to eleven days of Horizon PCS' subscriber lockbox receipts prior to remitting those receipts to the Horizon PCS weekly. The Company does not record these cash receipts until Sprint remits them.

Net Loss per Share

The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share" and SAB No. 98. Basic and diluted loss per share before extraordinary item is computed by dividing loss before extraordinary item, for each period, by the weighted-average outstanding common shares. Basic and diluted net loss per share is computed by dividing net loss, for each period, by the weighted-average outstanding common shares. No conversion of common stock equivalents (options, warrants or convertible securities) has been assumed in the . calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. There are common stock options (Note 18) that could potentially dilute basic earnings per share in the future.

Recent Accounting Pronouncements

      In December 2003, FASB issued SFAS No.132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The application of SFAS No. 132 (revised
2003) did not have a material effect on the Company's consolidated financial statements.

      In May 2003, FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

      In April 2003, FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amendments require that contracts with comparable characteristics be accounted for similarly, clarifies when a contract with an initial investment meets the characteristic of a derivative and clarifies when a derivative requires special reporting in the statement of cash flows. SFAS No. 149 is effective for hedging relationships designated and for contracts entered into or modified after June 30, 2003, except for provisions that

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Policies (Continued)

relate to SFAS No. 133 Statement Implementation Issues that have been effective for fiscal quarters prior to June 15 2003, which should be applied in accordance with their respective effective dates, and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not exist, which should be applied to existing contracts, as well as new contracts entered into after June 30, 2003. The application of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

      In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002, but continues to account for stock compensation costs in accordance with APB Opinion No. 25 (Note 18).

      In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company adopted SFAS 146 on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

      In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishments of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

      In 2002, FASB's EITF, reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how a vendor should account for arrangements under which it will perform multiple revenue-generating activities. The guidance in this Issue is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the guidance in Issue 00-21 as of July 1, 2003. This adoption did not have a material impact on the financial position, results of operations, or cash flows.

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company adopted this statement on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations and cash flows.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the 2003 presentation.

Union representation

      At December 31, 2003, Horizon Telcom had approximately 39% of its work force represented by a union. The current union contract is due to expire in the fourth quarter of 2006. The company considers relations with all its employees to be good.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 3 - Segment Information

      The Company is organized around the differences in products and services it offers. Under this organizational structure, the Company operates in two reportable business segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These segments are landline telephone services and wireless personal communications services. The landline telephone services segment includes four major revenue streams: basic local service, long-distance service, network access and other related telephone service. As discussed in Note 1, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS and the accounts of Horizon PCS will be recorded as an investment using the cost method of accounting. Accordingly, the wireless personal communications segment does not include activity after August 14, 2003.

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 3 - Segment Information (Continued)

      The following table includes revenue, intercompany revenues, operating earnings (loss), depreciation and amortization expense and capital expenditures for the years ended December 31, 2003, 2002 and 2001, and assets as of December 31, 2003 and 2002, for each segment and reconciling items necessary to total to amounts reported in the financial statements:

                                                 Net Revenues
                                -----------------------------------------------
                                    2003             2002             2001
                                -------------    -------------    -------------
Wireless personal
  communications services ...   $ 156,305,526    $ 215,824,632    $ 123,011,076
Landline telephone
  services ..................      40,190,996       40,225,377       39,784,709
All other ...................      11,148,311        8,656,812        7,344,231
                                -------------    -------------    -------------
  Total net revenue .........   $ 207,644,833    $ 264,706,821    $ 170,140,016
                                =============    =============    =============

                                             Intercompany Revenues
                                -----------------------------------------------
                                    2003             2002             2001
                                -------------    -------------    -------------
Wireless personal
  communications services ...   $      50,871    $     212,969    $     292,628
Landline telephone
  services ..................         990,668        1,356,589        1,331,912
All other ...................         630,623          509,170          165,615
                                -------------    -------------    -------------
  Total intercompany revenue    $   1,672,162    $   2,078,728    $   1,790,155
                                =============    =============    =============

                                            Operating Earnings (Loss)
                                -----------------------------------------------
                                    2003             2002             2001
                                -------------    -------------    -------------
Wireless personal
  communications services ...   $(125,841,935)   $(113,045,622)   $ (83,475,002)
Landline telephone
  services ..................      14,233,065       15,411,463       16,120,785
All other ...................      (3,925,479)      (3,751,250)      (2,931,280)
Unallocated administrative
  expenses ..................      (9,448,307)     (11,351,804)     (12,404,389)
                                -------------    -------------    -------------
  Total operating loss ......   $(124,982,656)   $(112,737,213)   $ (82,689,886)
                                =============    =============    =============

                                         Depreciation and Amortization
                                -----------------------------------------------
                                    2003             2002             2001
                                -------------    -------------    -------------
Wireless personal
  communications services ...   $  25,175,810    $  36,771,034    $  18,518,948
Landline telephone
  services ..................       6,896,004        6,841,399        6,294,037
All other ...................       2,528,765        2,190,778        1,335,579
                                -------------    -------------    -------------
  Total depreciation and
    amortization ............   $  34,600,579    $  45,803,211    $  26,148,564
                                =============    =============    =============

                                             Capital Expenditures
                                -----------------------------------------------
                                    2003             2002             2001
                                -------------    -------------    -------------
Wireless personal
  communications services ...   $   5,255,326    $  63,082,910    $ 116,574,323
Landline telephone
  services ..................       7,501,137        7,442,794        9,364,038
All other ...................       1,317,363        3,379,752        6,567,849
                                -------------    -------------    -------------
  Total capital
    expenditures, net .......   $  14,073,826    $  73,905,456    $ 132,506,210
                                =============    =============    =============

                                            Assets
                                ------------------------------
                                    2003             2002
                                -------------    -------------
Wireless personal
  communications services ...   $          --    $ 443,116,762
Landline telephone
  services ..................      95,016,797       83,258,131
All other ...................      15,932,550       19,375,220
                                -------------    -------------
  Total assets ..............   $ 110,949,347    $ 545,750,113
                                =============    =============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 3 - Segment Information (Continued)

      Net operating revenues by product and services were as follows for the years ended December 31:

                                          2003           2002           2001
                                      ------------   ------------   ------------
Wireless personal
  communications services:
  PCS subscriber revenues .........   $115,643,263   $152,196,485   $ 77,365,343
  PCS roaming revenues ............     36,253,966     55,781,574     38,540,276
  PCS equipment sales .............      4,408,297      7,846,573      7,105,457
                                      ------------   ------------   ------------
    Total wireless personal
      communications
      services ....................    156,305,526    215,824,632    123,011,076
                                      ------------   ------------   ------------

Landline telephone services:
  Basic local service .............   $ 13,920,140   $ 14,483,197   $ 14,510,003
  Long-distance toll ..............        924,295      1,153,767      1,476,034
  Network access services .........     21,901,539     21,523,193     20,198,336
  Other related telephone
    services ......................      3,445,022      3,065,220      3,600,336
                                      ------------   ------------   ------------
    Total landline telephone
      services ....................     40,190,996     40,225,377     39,784,709
                                      ------------   ------------   ------------

Other:
  Internet access services ........      2,647,321      3,113,522      3,130,885
  Equipment systems sales .........        955,318      1,259,455      1,393,413
  Other miscellaneous
    revenues ......................      7,545,672      4,283,835      2,819,933
                                      ------------   ------------   ------------
    Total other ...................     11,148,311      8,656,812      7,344,231
                                      ------------   ------------   ------------
    Total operating revenues ......   $207,644,833   $264,706,821   $170,140,016
                                      ============   ============   ============

NOTE 4 - Goodwill and Intangible Assets

      During 1999, the Company entered into a joint venture agreement through the purchase of 25.6% of Bright PCS. On June 27, 2000, the Company acquired the remaining 74.4% of Bright PCS. The total purchase price was approximately $49,300,000 and was treated as a purchase method acquisition for accounting purposes. The purchase price exceeded the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill was to be amortized on a straight-line basis over 20 years.

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

      On December 31, 2002, Horizon PCS performed the annual valuation assessment of goodwill. This valuation determined that the carrying amount of the goodwill exceeded the fair value of the assets. As a result the Company recorded goodwill impairment of $13,222,180, related to the impairment of goodwill. The impairment eliminated the entire balance of goodwill as of December 31, 2002. Fair value was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 4 - Goodwill and Intangible Assets (Continued)

      The following pro forma disclosure reconciles net loss available to common stockholders, as presented on the accompanying consolidated statements of operations, excluding the effect of goodwill amortization:

                                           Year Ended December 31,
                               -----------------------------------------------
                                   2003             2002             2001
                               -------------    -------------    -------------
Reported net loss ...........  $(170,355,107)   $(186,100,403)   $(118,820,602)
Goodwill amortization .......             --               --          388,887
                               -------------    -------------    -------------
  Adjusted net loss .........   (170,355,107)    (186,100,403)    (118,431,715)

Basic and diluted net
  loss per share ............        (469.96)         (513.48)         (329.59)
Goodwill amortization .......             --               --             1.08
                               -------------    -------------    -------------
  Adjusted basic and diluted
    net loss per share ......        (469.96)         (513.48)         (328.51)

      In conjunction with the acquisition of Bright PCS, the Company recognized an intangible asset totaling approximately $33,000,000 related to the licensing agreement. These were being amortized on a straight line basis over 20 years, the initial term of the underlying management agreement. In addition, the Company agreed to grant Sprint warrants to acquire shares of common stock in exchange for the right to service additional PCS markets. These licenses were recorded as an intangible asset of approximately $13,356,000 (Note 17) and were being amortized on a straight line basis over approximately 18 years. In July 2003, Horizon PCS performed an evaluation of both intangible assets under SFAS No. 142. Accordingly, the Sprint licenses were deemed impaired, and resulted in the elimination of the entire balance of the Sprint licenses. The breakout of these intangible assets is detailed below:

                                                                                 Sprint Licenses Resulting from:
                                                           ------------------------------------------------------------------------
                                                                  Bright Acquisition                         Sprint Warrants
                                                           --------------------------------        --------------------------------
                                                               2003                2002                2003                2002
                                                           ------------        ------------        ------------        ------------
Gross intangible value .............................       $ 33,000,000        $ 33,000,000        $ 13,355,647        $ 13,355,647
Amortized expense recognized .......................           (853,448)         (1,706,897)           (376,218)           (752,436)
Impairment .........................................        (27,865,086)                 --         (11,286,449)                 --
Beginning accumulated amortization .................         (4,281,466)         (2,574,569)         (1,692,980)           (940,544)
                                                           ------------        ------------        ------------        ------------
  Net intangible value .............................       $         --        $ 28,718,534        $         --        $ 11,662,667
                                                           ------------        ============        ------------        ============

NOTE 5 - Investments

      The Company holds 93,000 shares of common stock in Verisign, Inc., as marketable equity securities classified as available-for-sale at December 31, 2003. The fair value of the shares at December 31, 2003 and 2002, was $1,515,900 and $745,860, respectively. The cost of the investment was $250,000. An unrecognized gain of $423,790, net of related tax of $346,250, has been recorded in other comprehensive income at December 31, 2003. In addition, an unrecognized loss of $1,842,627, net of tax of $949,232, has been recorded in other comprehensive income at December 31, 2002, offsetting an unrecognized gain of $2,169,895, net of related tax of $1,117,825, recorded for the year ended December 31, 2001.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 6 - Accounts Receivable Allowance

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

                                                                 Balance at                                               Balance at
                                                                Beginning of        Charged to        Deductions            End of
                     Description                                   Period            Expense              (1)               Period
-------------------------------------------------------         ------------        ----------        ----------          ----------
                                                                                       (dollars in thousands)
Allowance for Doubtful Accounts
  Receivable-Subscribers
Year Ended December 31, 2001 ..........................           $  1,801           $  6,936           $ (6,075)          $  2,662
                                                                  ========           ========           ========           ========

Year Ended December 31, 2002 ..........................           $  2,662           $ 15,544           $(15,552)          $  2,654
                                                                  ========           ========           ========           ========

Year Ended December 31, 2003 ..........................           $  2,654           $  5,569           $ (7,846)          $    377
                                                                  ========           ========           ========           ========

Allowance for Doubtful Accounts
  Receivable-Interexchange Carriers
  and Other
Year Ended December 31, 2001 ..........................           $     90           $    408           $    (20)          $    478
                                                                  ========           ========           ========           ========

Year Ended December 31, 2002 ..........................           $    478           $    533           $   (940)          $     71
                                                                  ========           ========           ========           ========

Year Ended December 31, 2003 ..........................           $     71           $     74           $    (49)          $     96
                                                                  ========           ========           ========           ========

----------
(1) Represents amounts written off during the period, less recoveries of amounts previously written off. In 2003, the deductions included the impact of the deconsolidation of Horizon PCS.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 7 - Property, Plant and Equipment

      Property, plant and equipment consists of the following at December 31:

                                                                                               2003                        2002
                                                                                           -------------              -------------
Network assets ...............................................................             $ 103,594,174              $  97,276,815
Land and buildings ...........................................................                15,112,337                 14,889,802
Computer and telecommunications equipment ....................................                11,162,687                 10,716,345
Furniture, vehicles and office equipment .....................................                 5,008,048                  4,823,818
PCS assets ...................................................................                        --                271,157,682
                                                                                           -------------              -------------
  Property, plant and equipment in-service, at cost ..........................               134,877,246                398,864,462
Accumulated depreciation .....................................................               (60,409,370)               (53,103,188)
PCS accumulated depreciation .................................................                        --                (46,273,707)
                                                                                           -------------              -------------
     Property, plant and equipment in-service, net ...........................                74,467,876                299,487,567
Construction work in progress ................................................                 1,380,734                  1,780,922
PCS construction work in progress ............................................                        --                 14,652,618
                                                                                           -------------              -------------
          Total property, plant and equipment, net ...........................             $  75,848,610              $ 315,921,107
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

      During the second quarter of 2003, Horizon PCS reduced the book value of the network assets related to an impairment recorded on property and equipment discussed above in Note 2.

NOTE 8 - Other Accrued Liabilities

      Accrued personal property, real estate and other taxes consisted of the following as of December 31:

                                                                                                  2003                      2002
                                                                                               -----------               ----------
Accrued real estate and personal property taxes ................................               $ 2,360,235               $ 5,728,008
All other accrued taxes ........................................................                   408,186                   786,699
                                                                                               -----------               -----------
          Total accrued personal property, real
             estate, and other taxes ...........................................               $ 2,768,421               $ 6,514,707
                                                                                               ===========               ===========

      Accrued interest, payroll and other accrued liabilities consisted of the following as of December 31:

                                                                                                  2003                      2002
                                                                                               -----------               -----------
Accrued interest ...............................................................               $   903,222               $ 2,740,516
Accrued vacation and payroll ...................................................                 1,232,321                 4,144,547
Postretirement benefit obligation - current ....................................                   592,416                        --
All other accrued liabilities ..................................................                 1,472,497                 3,352,237
                                                                                               -----------               -----------
          Total accrued interest, payroll and
            other accrued liabilities ..........................................               $ 4,200,456               $10,237,300
                                                                                               ===========               ===========

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 9 - Sprint Agreements

      Under the Sprint Agreements, Sprint provides Horizon PCS significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution and product development. Additionally, Horizon PCS derives substantial roaming revenue and expenses when Sprint's and Sprint's network partners' PCS wireless subscribers incur minutes of use in Horizon PCS' territories and when Horizon PCS' subscribers incur minutes of use in Sprint and other Sprint network partners' PCS territories. These transactions are recorded in roaming revenue, cost of service, cost of equipment and selling and marketing expense captions in the accompanying consolidated statements of operations. Cost of service and roaming transactions include, long distance charges, roaming expense and the costs of services such as billing, collections, and customer service and other pass-through expenses. Cost of equipment transactions relate to inventory purchased by Horizon PCS from Sprint under the Sprint Agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by Horizon PCS under Sprint's national distribution program. The 8% management fee is included in general and administrative.

NOTE 10 - Lines of Credit

      On December 15, 2002, Chillicothe Telephone entered into an agreement with Huntington National Bank for a line of credit that provides maximum borrowings of $15,000,000, payable on demand. Interest accrues on the outstanding balance at a fluctuating rate tied to LIBOR and is due and payable monthly. At December 31, 2003, the interest rate on the line of credit was 2.71%. As of December 31, 2003, Chillicothe Telephone had drawn $1,000,000 under this line of credit. The line of credit expires October 15, 2004. The line of credit contains several covenants requiring minimum tangible net worth, a fixed charge coverage ratio, a funded debt to consolidated total capitalization ratio and an interest coverage ratio. As of December 31, 2003, Chillicothe Telephone was in compliance with these covenants.

      During 2000, Chillicothe Telephone entered into an agreement with Huntington National Bank for a line of credit that provides maximum borrowings of $15,000,000, payable on demand. On March 16, 2001, Chillicothe Telephone increased this line of credit to $30,000,000. On August 14, 2002, this line of credit expired when it was repaid in full with proceeds from the $30,000,000, 6.64% senior notes (Note 11).

      On September 26, 2000, Horizon PCS entered into a $95,000,000 line of credit that expires on September 30, 2008, as part of its senior secured credit facility agreement (Note 11). As a result of Horizon PCS declaring bankruptcy this line of credit is unavailable.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 11 - Long-Term Debt

      The components of long-term debt outstanding are as follows:

                                                               Interest Rate at
                                                                 December 31,         December 31,             December 31,
                                                                     2003                 2003                     2002
                                                               ----------------       -------------           -------------
Horizon PCS:
Discount notes ..........................................                             $          --           $ 295,000,000
Senior notes ............................................                                        --             175,000,000
Secured credit facility-term loan A .....................                                        --             105,000,000
Secured credit facility-term loan B .....................                                        --              50,000,000
Chillicothe Telephone:
2002 Senior Notes .......................................            6.64%               30,000,000              30,000,000
1998 Senior Notes .......................................            6.72%               12,000,000              12,000,000
                                                                                      -------------           -------------
   Long-term debt, par value ............................                                42,000,000             667,000,000
Less: Unaccreted interest portion of
   Horizon PCS discount notes
                                                                                                 --            (108,715,651)
Less: Current maturities ................................                                        --                      --
                                                                                      -------------           -------------
         Total long-term debt ...........................                             $  42,000,000           $ 558,284,349
                                                                                      -------------           -------------

      Subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS. Accordingly, the schedule above as of December 31, 2003 does not include the consolidated accounts of Horizon PCS.

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

On September 26, 2000, Horizon PCS received $149,680,050 from the issuance of $295,000,000 of unsecured senior discount notes due on October 1, 2010 (the "discount notes"). The discount notes accrete in value until October 1, 2005, at a rate of 14% compounded semi-annually. Cash interest on the notes will become payable on April 1 and October 1 of each year, beginning on April 1, 2006. The discount notes may be redeemed at Horizon PCS' election on or after October 1, 2005, at redemption prices defined in the discount note agreement. Additionally, on or before October 1, 2003, Horizon PCS may redeem up to 35% of the aggregate principal amount of the discount notes originally issued at a redemption price of 114%, plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings as long as 65% of the aggregate principal amount originally issued remains outstanding after that redemption. The discount notes include warrants to purchase 3,805,500 shares of Horizon PCS' class A common stock at $5.88 per share. The warrants represent the right to purchase an aggregate of approximately 4.0% of the issued and outstanding common stock of Horizon PCS on a fully diluted basis, assuming the exercise of all outstanding options and warrants to purchase common stock and the conversion of the convertible preferred stock into shares of Horizon PCS' class A common stock (Note 15). The proceeds from the issuance of the discount notes was allocated to long-term debt and the value of the warrants ($20,245,000 or $5.32 per share) was allocated to additional paid-in capital. The fair value of the warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 11 - Long-Term Debt (Continued)

average assumptions: expected dividend yield of 0.0%, a risk-free interest rate of 6.5%, expected life of 10 years (equal to the term of the warrants) and a volatility of 95%.

      On September 26, 2000, and concurrent with the issuance of the convertible preferred stock (Note 15) and the discount notes described above, Horizon PCS entered into a senior secured credit facility (the "secured credit facility") with a financial institution to provide an aggregate commitment, subject to certain conditions, of up to $250,000,000 (including a $95,000,000 line of credit described in Note 10, a $50,000,000 term note and a $105,000,000 term note) expiring on September 30, 2008. The secured credit facility bears interest at various floating rates, which approximate one to six month LIBOR rates plus 400 to 450 basis points. The secured credit facility is collateralized by a perfected security interest in substantially all of Horizon PCS' tangible and intangible current and future assets, including an assignment of Horizon PCS' affiliation agreements with Sprint PCS and a pledge of all of the capital stock of Horizon PCS and its subsidiaries. On August 14, 2003, the outstanding balance on the secured credit facility was $155,000,000. Horizon PCS pays a commitment fee of 1.375% on the unused portion of the $250,000,000 note. Amounts recorded relating to this commitment fee expense for the years ended December 31, 2003 and 2002, are as follows:

                                                         2003            2002
                                                      ----------      ----------
Secured credit facility - term loan A ..........      $       --      $  325,000
Line of credit .................................         828,000       1,324,000
                                                      ----------      ----------
    Total commitment fee expense ...............      $  828,000      $1,649,000
                                                      ==========      ==========

      The senior notes, discount notes and secured credit facility contain various financial covenants. Among other restrictions, the most restrictive covenants relate to maximum capital expenditures, minimum EBITDA ("earnings before interest, taxes, depreciation and amortization") requirements, maximum financial leverage ratios and minimum revenues. There are also limitations on restricted payments, asset sales, additional debt issuance and equity issuance. In June 2001, December 2001 and June 2002, Horizon PCS amended its secured credit facility with the bank group. These modifications amended certain financial covenants.

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

On November 12, 2002, Chillicothe Telephone amended its 1998 $12,000,000 senior notes due 2018. The interest rate on the amended notes is 6.72%, an increase of 10 basis points, with the same maturity date as the 1998 Senior Notes. Chillicothe Telephone refinanced its 1998 Senior Notes in order to align the debt covenants of those notes with the covenants of the 2002 Senior Notes, which are less restrictive then the covenants of the original 1998 Senior Notes. Annual principal payments of $1,200,000 begin in 2009 and continue until 2018. The interest rate on the outstanding balance at December 31, 2003, was 6.72%.

      The 2002 and 1998 Senior Notes contain various financial covenants, the most restrictive covenants being the minimum net worth requirement, the limitation of funded debt requirement and the restricted intercompany payments and investment requirements. As of December 31, 2003, Chillicothe Telephone was in compliance with such covenants.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 11 - Long-Term Debt (Continued)

      Scheduled maturities of long-term debt outstanding at December 31, 2003, are as follows:

         Year                                                Amount
                                                           -----------
         2004 ..........................................   $        --
         2005 ..........................................            --
         2006 ..........................................            --
         2007 ..........................................            --
         2008 ..........................................            --
         Thereafter. ...................................    42,000,000
                                                           -----------
         Total maturities of long-term debt ............    42,000,000
         Less: current maturities ......................            --
                                                           -----------
         Total long-term debt ..........................   $42,000,000
                                                           ===========

NOTE 12 - Income Taxes

      The Company's income tax expense (benefit) consists of the following for the years ended December 31:

                                                                                                                         Total Tax
                                                                                                    Investment            Expense
                                                          Current              Deferred             Tax Credit           (Benefit)
                                                         -----------          -----------          -----------          -----------
2003
Federal ........................................         $  (354,849)         $(5,518,344)         $        --          $(5,873,193)
State and Local ................................              58,143             (333,794)                  --             (275,651)
                                                         -----------          -----------          -----------          -----------
Income tax expense (benefit) ...................            (296,706)          (5,852,138)                  --           (6,148,844)

2002
Federal ........................................         $(2,126,867)         $ 3,316,349          $   (29,290)         $ 1,160,192
State and Local ................................                  --                   --                   --                   --
                                                         -----------          -----------          -----------          -----------
Income tax expense (benefit) ...................          (2,126,867)           3,316,349              (29,290)           1,160,192

2001
Federal ........................................         $ 1,433,572          $   405,121          $   (55,527)         $ 1,783,166
State and Local ................................                  --                   --                   --                   --
                                                         -----------          -----------          -----------          -----------
Income tax expense (benefit) ...................           1,433,572              405,121              (55,527)           1,783,166

(1) Horizon PCS reduction of a deferred tax liability (Note 2 Impairment of Long-Lived Assets).

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 12 - Income Taxes (Continued)

      The income tax expense from continuing operations varies from the statutory rate as follows for the years ended December 31:

                                                                              2003                   2002                  2001
                                                                           ------------          ------------          ------------
Tax at statutory rate applied to pretax book loss ................         $(60,011,352)         $(62,879,672)         $(40,127,248)
Increase (decrease) in tax from:
  State and local income taxes, net of federal
     income tax effect ...........................................              308,400                    --                    --
  Change in state and local tax rates ............................             (742,924)                   --                    --
  Investment tax credit ..........................................                   --               (29,290)              (55,527)
  Change in valuation allowance ..................................           50,490,466            53,399,909            37,163,536
  Goodwill impairment ............................................                   --             4,495,519                    --
  Non-deductible goodwill amortization ...........................                   --                    --               444,227
  Tax on interest on warrants ....................................                   --                    --               695,627
  Non-deductible interest ........................................            1,536,114             2,221,649                    --
  Stock option compensation ......................................                   --                    --               241,044
  Non-deductible subsidiary dividend .............................            2,657,272             3,997,126             3,716,150
  Other, net .....................................................             (386,820)              (45,049)             (294,643)
                                                                           ------------          ------------          ------------
    Total tax expense (benefit) ..................................         $ (6,148,844)         $  1,160,192          $  1,783,166
                                                                           ============          ============          ============

      During 2003, the State of Ohio enacted certain tax law changes, which subjected a subsidiary, Chillicothe Telephone, to state and local income taxes (in prior years, the Chillicothe Telephone was not subject to state and local income taxes). As a result of the enacted change in law, all previously deferred tax assets and liabilities were adjusted to reflect the impact of the new law. Under the new law, the Company is eligible for certain future deductions beginning in 2009. The impact of the change in the law, net of future state deductions is a benefit of $742,924.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 12 - Income Taxes (Continued)

      Deferred income taxes result from temporary differences between the financial reporting and tax basis amounts of existing assets and liabilities. The source of these differences and tax effect of each are as follows at December 31:

                                                     2003             2002
                                                 -------------    -------------
Deferred income tax assets:
  Uncollectible accounts .....................   $     192,295    $     879,910
  Accrued vacation ...........................         447,512          627,803
  Pensions and other retirement benefits .....       3,713,620        2,409,408
  Net operating loss carryforward ............       1,839,708       99,465,755
  Deferred gain on sale of fixed assets ......         892,678          932,068
  Deferred income ............................              --        1,716,405
  State tax credits ..........................       2,623,323               --
  Interest expense ...........................              --       14,690,303
  Unrealized loss on hedging activity ........              --          210,607
  Other ......................................         411,639        3,222,002
                                                 -------------    -------------
    Total deferred income tax assets .........      10,120,775      124,154,261
                                                 -------------    -------------

Deferred income tax liabilities:
  Property and equipment .....................     (19,341,245)     (32,251,907)
  Unrealized gain on securities ..............        (514,838)        (168,593)
  Capitalized interest .......................        (522,932)              --
  Sprint PCS Licenses ........................              --       (6,273,286)
  Other ......................................         (20,688)      (5,355,002)
                                                 -------------    -------------
    Total deferred income tax liabilities ....     (20,399,703)     (44,048,788)
                                                 -------------    -------------

      Deferred income taxes, net .............     (10,278,928)      80,105,473
      Less: valuation allowance ..............              --      (95,339,882)
                                                 -------------    -------------

        Total deferred income taxes, net .....   $ (10,278,928)   $ (15,234,409)
                                                 =============    =============

      The Horizon Telcom December 31, 2003 balance sheet does not include the assets or liabilities of Horizon PCS. Accordingly, the deferred income tax schedule does not include any Horizon PCS deferred tax amounts for 2003.

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

      In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some or all of the assets will not be realized. Management considers, among other things, the scheduled reversal of deferred tax assets and liabilities and estimates of future taxable income in making this assessment. The Company has provided a valuation allowance of $0 and $95,339,882 as of December 31, 2003 and 2002, respectively, against the deferred tax assets of Horizon PCS. Management believes future operations of the Company will generate sufficient taxable income to realize the deferred tax assets.

      The Company has generated federal and state net operating losses ("NOL") in the current year that may be used to offset future taxable income. Each year's NOL has a maximum carryforward period of twenty years. The

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

The NOTE 12 - Income Taxes (Continued)

Company's ability to use its NOL carryforwards is dependent on the Company generating future taxable income. At December 31, 2003, the Company has NOL carryforwards of approximately $5,391,000, expiring in 2023. The future tax benefit of these NOL carryforwards is approximately $1,840,000 and has been recorded as a deferred tax asset.

NOTE 13 - Pension Plans and Other Retirement Benefits

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

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially, equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 13 - Pension Plans and Other Retirement Benefits (Continued)

        The pension and postretirement plans discussed above are maintained by Horizon Telcom, Inc. Each subsidiary is charged for each plan based on its employee participation in the respective plans. Horizon PCS does not participate in the pension plan. The funding status of the consolidated plans as of December 31, 2003 and 2002, is as follows:

                                                                         Pension Benefits                     Other Benefits
                                                                    --------------------------          --------------------------
                                                                      2003              2002              2003*             2002
                                                                    --------          --------          --------          --------
                                                                                             (in thousands)
Change in benefit obligation
Benefit obligation, beginning of year ......................        $ 17,297          $ 15,133          $ 11,329          $ 10,410
  Service cost .............................................             559               477               826               584
  Interest cost ............................................           1,183             1,077             1,381               651
  Actuarial loss ...........................................           2,151             1,325            10,926               977
  Benefits paid ............................................            (655)             (715)             (309)             (328)
  Change in plan provisions ................................           1,798                --                --                --
                                                                    --------          --------          --------          --------
Benefit obligation, end of year ............................          22,333            17,297            24,153            12,294
                                                                    --------          --------          --------          --------

Change in plan assets
Fair value of plan assets, beginning of year ...............          16,244            18,599                --                --
  Actual return on plan assets .............................           2,067            (1,658)               --                --
  Employer contributions ...................................              19                18               309               328
  Benefits paid ............................................            (655)             (715)             (309)             (328)
                                                                    --------          --------          --------          --------
Fair value of plan assets, end of year .....................          17,675            16,244                --                --
                                                                    --------          --------          --------          --------
Funded status ..............................................          (4,658)           (1,053)          (24,153)          (12,294)
  Unrecognized transition obligation .......................             (35)              (35)            2,473             2,763
  Unrecognized prior service cost ..........................           2,654               950             1,664             1,942
  Unrecognized actuarial (gain) or loss ....................           5,971             4,795            10,885               483
                                                                    --------          --------          --------          --------
Prepaid (accrued) benefit cost .............................        $  3,932          $  4,657          $ (9,131)         $ (7,106)
                                                                    ========          ========          ========          ========

Weighted average assumption to calculate
benefit obligation at December 31:
Discount rate ..............................................            6.25%             6.75%             6.25%             6.50%
Expected return on plan assets .............................            8.50%             8.50%               --                --
Rate of compensation increase ..............................            4.00%             4.00%               --                --

*     Amounts in the other benefits column for the year 2003 exclude Horizon
      PCS.

      The assumed medical benefit cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.0% in 2003, 10.0% in 2002, and 8.0% in 2001, declining gradually to 5.0% for all periods presented. For the over 65 retirees and their spouses, the assumed medical benefit cost trend rate was 10.0% in 2003, 10.0% in 2002 and 7.0% in 2001, declining gradually to 5.0% for all periods presented. The assumed dental and vision benefit cost trend rates used in measuring the accumulated postretirement benefit obligation were 5.8% in 2003, 5.8% in 2002, 6.0% in 2001, declining gradually to 5.0% for retirees and their spouses. The telephone service benefit cost trend rate for retirees and their spouses in 2003, 2002, and 2001 was estimated at 5.0% for all future years.

      The Company recorded a minimum pension liability of approximately $2,804,000 at December 31, 2003, as required by SFAS No. 87. The adjustment is reflected in other comprehensive income, intangible pension assets, and other accrued pension liabilities, as appropriate, and is prescribed when the accumulated benefit obligation in the plan exceeds the fair value of the underlying pension plan assets and accrued pension liabilities. The accumulated benefit obligation was $18,363,121 as of December 31, 2003.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 13 - Pension Plans and Other Retirement Benefits (Continued)

                                                                        Pension Benefits                    Other Benefits
                                                               -------------------------------     -----------------------------
                                                                 2003        2002        2001        2003*      2002       2001
                                                               -------     -------     -------     -------    -------    -------
                                                                                          (in thousands)
Components of net periodic benefit cost:
  Service cost .............................................   $   559     $   477     $   390     $   826    $   584    $   359
  Interest cost ............................................     1,183       1,077       1,044       1,381        651        608
  Expected return on plan assets ...........................    (1,337)     (1,357)     (1,907)         --         --         --
  Amortization of transition obligation ....................        --          --          --         225        230        230
  Amortization of prior service cost .......................        93          93          93         208        212        212
  Recognized net actuarial loss ............................       245          --         (22)        470         --       (100)
                                                               -------     -------     -------     -------    -------    -------
    Net periodic benefit cost ..............................   $   743     $   290     $  (402)    $ 3,110    $ 1,677    $ 1,309
                                                               =======     =======     =======     =======    =======    =======

Weighted average assumption to calculate
net periodic benefit cost at December 31:
Discount rate ..............................................      6.75%       7.25%       7.50%       6.50%      6.50%      6.50%
Expected return on plan assets .............................      8.50%      10.00%      10.00%         --         --         --
Rate of compensation increase ..............................      4.00%       4.00%       4.00%         --         --         --

*     Amounts in the other benefits column for the year 2003 exclude Horizon
      PCS.


      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                    1-Percentage-  1-Percentage-
                                                        Point          Point
                                                       Increase      Decrease
                                                    -------------  -------------
                                                           (in thousands)
Effect on total of service and interest cost
  components ......................................    $   622      $  (477)
Effect on postretirement benefit obligation .......      4,614       (3,653)

                                            Salaried Pension    Hourly Pension
                                                Benefits           Benefits
                                              Plan Assets        Plan Assets
                                             at December 31     at December 31
                                            ----------------    ----------------
                                             2003      2002      2003      2002
                                             ----      ----      ----      ----
                                  Target
                                Allocation
                                   2004
Asset Category
  Equity securities ..........       60%       82%      72%       90%       86%
  Fixed securities ...........       35%       15%      20%        9%       13%
  Other ......................        5%        3%       8%        1%        1%
                                    ---       ---      ---       ---       ---
Total ........................      100%      100%     100%      100%      100%

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 13 - Pension Plans and Other Retirement Benefits (Continued)

The Company's investment policies, as established by the Retirement Plan Committee, and strategies, is to invest assets per the target allocations stated above. The assets will be reallocated periodically to meet the above target allocations. The investments policy will be reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed. Post retirement medical and life benefits are paid on a pay-as-you-go basis. Therefore, no assets are held by the plan to fund the benefit obligation.

      The table below shows the expected contributions and the benefits expected to be paid for the pension plan and post retirement benefit plan. The expected benefits are based on the same assumptions used to measure the company's benefit obligation at December 31 and include estimated future employee service.

                                                                              Salary Pension       Hourly Pension     Other Benefits
                                                                              --------------       --------------     --------------
Expected Contributions for Year Ending 12/31/2004
  Expected Employer Contributions ......................................          $  239,056          $       --          $  592,416
  Expected Employee Contributions ......................................                  --                  --              17,651

Estimated Future Benefit Payments Reflecting
Expected Future Service for the Year(s) Ending
12/31/2004 .............................................................             479,481             185,394             592,416
12/31/2005 .............................................................             499,870             221,449             671,119
12/31/2006 .............................................................             563,526             262,323             751,377
12/31/2007 .............................................................             572,027             294,808             855,184
12/31/2008 .............................................................             574,328             326,684             951,738
12/31/2009 - 12/31/2013 ................................................          $4,305,013          $2,774,491          $6,615,945

      Effective January 1, 2004, the Company segregated Horizon PCS' defined contribution plan and formed a separate plan for this company. The plan provides for participants to defer up to 19% of annual compensation, as defined under the plan, as contributions to the plan. The Company matches 25% of each participant's salary deferral up to a maximum of 4% of a participant's compensation. The Company's contribution to this plan was approximately $117,000 for 2003 and $486,000 for 2002, and is included in general and administrative expenses in the consolidated statements of operations.

NOTE 14 - Commitments and Contingencies

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 15 - Convertible Preferred Stock

Horizon PCS has authorized 175,000,000 shares of convertible preferred stock at $0.0001 par value. On September 26, 2000, an investor group led by Apollo Management purchased 23,476,683 shares of convertible preferred stock for approximately $126,500,000 in a private placement offering. Concurrent with the closing, holders of the $14,100,000 short-term convertible note converted the principal and unpaid interest into 2,610,554 shares of the same convertible preferred stock purchased by the investor group. Holders of the convertible preferred stock have the option to convert their shares (on a share for share basis) into class A common stock at any time. In addition, the convertible preferred stock converts automatically upon the completion of a public offering of class A common stock meeting specified criteria or upon the occurrence of certain business combination transactions. The convertible preferred stock pays a 7.5% stock dividend semi-annually, commencing April 30, 2001. The dividends are payable in additional preferred stock. Through August 14, 2003, Horizon PCS paid a cumulative total $29,562,080 of dividends in additional shares of convertible preferred stock. At August 14, 2003, there were 31,573,535 shares of convertible preferred stock outstanding.

      If Horizon PCS has not completed either (i) a public offering of its class A common stock in which Horizon PCS receives at least $50,000,000 or (ii) a merger or consolidation with a publicly-listed company that has a market capitalization of at least $100,000,000 by the fifth anniversary of the date Horizon PCS issued the convertible preferred stock, the investor group may request Horizon PCS repurchase all of their shares of convertible preferred stock at fair market value, as determined by three investment banking institutions. If the investor group requests Horizon PCS repurchase their convertible preferred stock and Horizon PCS declines, Horizon PCS will be required to auction itself. If no bona fide offer is received upon an auction, the repurchase right of the investor group expires. If, however, a bona fide offer is received upon the auction, Horizon PCS must sell itself or the dividend rate on the convertible preferred stock will increase from 7.5% to 18.0% and Horizon PCS will be required to re-auction itself annually until the convertible preferred stock is repurchased. Horizon PCS' secured credit facility and the discount notes, both described in Note 11, prohibit Horizon PCS from repurchasing any convertible preferred stock. Due to a mandatory redemption clause, this stock is considered a mezzanine financing and is recorded outside of stockholders' equity (deficit).

      Holders of Horizon PCS' convertible preferred stock are entitled to vote on all matters on an as-converted basis. In addition, the vote of at least a majority of the outstanding shares of convertible preferred stock, voting as a single class, shall be necessary for effecting or validating significant corporate actions specified in the certificate of incorporation.

NOTE 16 - Common Stock and Treasury Stock

      In February 2000, Horizon PCS purchased 78,900 shares of common stock of the Company from the Company's largest unaffiliated shareholder for $11,835,000. This represented approximately a 19.78% interest in the Company. Horizon PCS exchanged 40% of the shares owned (31,912 shares) as consideration for the acquisition of Bright PCS. This transaction reduced the treasury stock to 11.78%.

      On September 26, 2000, Horizon PCS distributed 10% of its 11.78% ownership of the Company in the form of a dividend, payable pro rata to the shareholders of record on September 26, 2000. This transaction resulted in a gain of approximately $1,038,000, as part of the stock was distributed to owners other than the Company.

      During 2001, Horizon PCS distributed its remaining 7,249 shares of Horizon Telcom to members of Horizon PCS' management as an award. As a result, Horizon PCS recorded non-cash compensation expense of approximately $725,000 in the accompanying consolidated statements of operations.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 17 - Sprint PCS Warrants

On May 19, 2000, pursuant to an addendum to its Sprint PCS Management Agreement, Horizon PCS agreed to grant to Sprint warrants to acquire 2,510,460 shares of Horizon PCS' class A common stock in consideration for additional PCS service areas. The warrants were to be issued to Sprint at the earlier of (i) an initial public offering of Horizon PCS' common stock or (ii) July 31, 2003. By September 30, 2000, Sprint had substantially completed its obligations under the agreement and Horizon PCS completed the required purchase of certain Sprint assets. Horizon PCS valued the warrants and recorded an intangible asset of approximately $13,356,000 (based on a price of $5.88 per share, valued using the Black-Scholes pricing model using an expected dividend yield of 0.0%, a risk-free interest rate of 6.5%, expected life of 10 years and a volatility of 95%). The intangible asset was being amortized over the remaining term of the Sprint management agreement resulting in approximately $752,000 of amortization expense per year. The warrants were not issued by July 31, 2003 and, due to Horizon PCS' bankruptcy filing on August 15, 2003, they cannot be issued at this time. During 2003, Horizon PCS determined the carrying value of the Sprint licenses exceeded the fair value of the assets. As a result, Horizon PCS recorded an impairment of approximately $11,286,000 (Note 4).

NOTE 18 - Stock Option Plans

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

      A summary of the status of the Company's plans for the years ended December 31, 2003, 2002 and 2001, follows:

                                                       Horizon Telcom
                                                 --------------------------
                                                                   Weighted
                                                                   Average
                                                 Class B           Exercise
                                                 options            Price
                                                 -------            ------
   December 31, 2000 ...................           827               60.00
     Granted ...........................            --                  --
     Exercised .........................            --                  --
     Forfeited .........................            --                  --
                                                  ----              ------
   December 31, 2001 ...................           827              $60.00
                                                  ====              ======
     Granted ...........................            --                  --
     Exercised .........................          (149)              60.00
     Forfeited .........................            --                  --
                                                  ----              ------
   December 31, 2002 ...................           678               60.00
                                                  ====              ======
     Granted ...........................            --                  --
     Exercised .........................            --                  --
     Forfeited .........................          (151)              60.00
                                                  ----              ------
   December 31, 2003 ...................           527               60.00
                                                  ====              ======

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 18 - Stock Option Plans (Continued)

      The Company applies APB Opinion 25 and related interpretations in accounting for the plans with respect to employees. The Company applies SFAS No. 123 and related interpretations in accounting for stock options granted to non-employees. Pursuant to this, the Company will recognize approximately $16,000 in compensation expense over the remaining period of the options (through 2009). The accompanying consolidated financial statements reflect a non-cash compensation charge, related to the stock option plans, of approximately $278,000, $413,000 and $424,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

                         Options Outstanding              Options Exercisable
                   ----------------------------------   -----------------------
                            Weighted-   Weighted-
                            average      average                     Weighted
      Range of              exercise    remaining                    average
   exercise price  Number    price   contractual life   Number   exercise price
   --------------  ------    -----   ----------------   ------   --------------
      Telcom
      ------
    $   60.00       527     $ 60.00         5.88         386        $   60.00
                    ===     =======         ====         ===        =========

NOTE 19 - Disclosures About Fair Value of Financial Instruments

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

      The estimates of fair value required under SFAS No. 107 require the application of broad assumptions and estimates. Accordingly, any actual exchange of such financial instruments could occur at values significantly different from the amounts disclosed. As cash and cash equivalents, current receivables, current payables and certain other short-term financial instruments are all short term in nature, their carrying amounts approximate fair value. The carrying value of restricted cash approximates fair value as the investment funds are short-term. Investments in marketable securities classified as available-for-sale are recorded at fair value based on the market price of the security at December 31, 2003.

      The secured credit facility is based on variable, market-driven rates; therefore, its carrying value approximates fair value. The senior notes were issued in December 2001 and approximate fair value as of December 31, 2003. The fair values of the fixed-rate 2002 Senior Notes, the 1998 Senior Notes and the Horizon PCS senior notes and discount notes, set forth below, were estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements and current market prices. The Horizon PCS senior notes are not included in the December 31, 2003 amounts.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 19 - Disclosures About Fair Value of Financial Instruments (Continued)

                                                Fair Value  Recorded Value
                                                ----------  --------------
      Horizon PCS
        December 31, 2003 .................   $         --   $         --
        December 31, 2002 .................     18,100,000    361,300,000

      Chillicothe Telephone
        December 31, 2003 .................   $ 48,500,000   $ 42,000,000
        December 31, 2002 .................     50,400,000     42,000,000

In the first quarter of 2001, Horizon PCS entered into a two-year interest rate swap, effectively fixing $25,000,000 of a term loan under the secured credit facility (Note 11) at a rate of 9.4%. In the third quarter of 2001, Horizon PCS entered into another two-year interest rate swap, effectively fixing the remaining $25,000,000 borrowed under the secured credit facility at 7.65%. The swaps have been designated as a hedge of a portion of the future variable interest cash flows expected to be paid under the secured credit facility borrowings. A gain of approximately $462,000 and $443,000 was recorded in other comprehensive income (loss) during the year ended December 31, 2003 and 2002, respectively. The Company also recognized a loss in the consolidated statements of operations of approximately $49,000 during 2002, related to the ineffectiveness of the hedge. Other comprehensive income may fluctuate based on changes in the fair value of the swap instrument. The Company has recorded a liability in accrued liabilities in the accompanying consolidated balance sheets of approximately $619,000 at December 31, 2002, related to the swaps. Both swaps expired and were not renewed during 2003.

NOTE 20 - PCS Restructuring Costs

      On July 28, 2003, Horizon PCS implemented a restructuring plan that included a company-wide work force reduction in order to reduce costs that are within Horizon PCS' control. The employment of approximately 300 employees was terminated, and Horizon PCS closed approximately 19 of its 42 company-owned sales and service centers to reduce costs in areas where revenues were not meeting criteria for return on investment. Horizon PCS also converted approximately 13 of its other company-owned sales and service centers to customer service centers. Horizon PCS' restructuring plan resulted in restructuring charges of $4,509,128.

                                                         Cash       Non-Cash
                                           Charges    Deductions   Deductions
                                         ----------   ----------   ----------
Employee separations .................   $1,659,149   $1,625,066   $   34,083
Lease commitments, net of sublease ...      798,260           --      798,260
Equipment disposals ..................    2,051,719           --    2,051,719
                                         ----------   ----------   ----------
                                         $4,509,128   $1,625,066   $2,884,062
                                         ==========   ==========   ==========

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of December 31, 2003 and 2002,
And for the Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

NOTE 21 - Supplementary Financial Information (Unaudited)

      The quarterly results of operations for the years ended December 31, 2003 and 2002:

                                                                                         For the three months ended
                                                                         -------------------------------------------------------
                                                                         March 31      June 30    September 30    December 31(1)
                                                                         --------      -------    ------------    --------------
                                                                            (Dollars in thousands except per share data)
Fiscal Year 2003:
Total revenues ......................................................   $  71,239    $  76,803     $  46,268       $  13,335
Operating income (loss) .............................................     (22,015)     (93,951)      (11,009)          1,992
Impairment of intangible assets
    and property and equipment ......................................          --      (73,760)           --              --
Net income (loss) ...................................................     (41,906)    (109,189)      (21,520)          2,260
Basic and diluted net income (loss) per share .......................   $ (115.61)   $ (301.22)    $  (59.37)      $    6.24

Fiscal Year 2002:
Total revenues ......................................................   $  59,408    $  65,272     $  68,190       $  71,837
Operating income (loss) .............................................     (23,282)     (24,456)      (23,928)        (41,071)
Impairment of goodwill and impact
   of acquisition-related deferred taxes ............................          --           --            --         (13,222)
Net income (loss) ...................................................     (39,093)     (43,621)      (43,164)        (60,222)
Basic and diluted net income (loss) per share .......................   $ (107.89)   $ (120.36)    $ (119.08)      $ (166.15)

(1) 2003 4th quarter results include approximately $1,700,000 of operating income from Horizon PCS due to certain adjustments made in December (primarily related to property and franchise taxes) related to the pre-petition entity, thus effecting the results of Horizon Telcom consolidated.