Form 10-Q
period 2004-03-31
HORIZON TELCOM INC
filed 2004-05-12
CIK 1139218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the quarterly period ended:
                                 March 31, 2004

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
(State or other jurisdiction of                            (I.R.S. Employer
 incorporationor organization)                            Identification No.)

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

As of May 11, 2004, there were 90,561 shares of class A common stock and 271,983 shares of class B common stock outstanding.

                              HORIZON TELCOM, INC.
                                    FORM 10-Q
                              FIRST QUARTER REPORT

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I           FINANCIAL INFORMATION

       Item 1.   Financial Statements........................................  3

       Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................... 18

       Item 3.   Quantitative and Qualitative Disclosures About
                 Market Risk................................................. 24

       Item 4.   Controls and Procedures..................................... 24

PART II          OTHER INFORMATION

       Item 1.   Legal Proceedings........................................... 26

       Item 2.   Changes in Securities and Use of Proceeds................... 26

       Item 3.   Defaults Upon Senior Securities............................. 26

       Item 4.   Submission of Matters to a Vote of Security Holders......... 26

       Item 5.   Other Information........................................... 26

       Item 6.   Exhibits and Reports on Form 8-K............................ 30

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

      On August 15, 2003, Horizon PCS filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Therefore, the results herein include the operations of Horizon PCS through August 14, 2003. The Company no longer includes the results of Horizon PCS in its consolidated results. See Note 2 to the Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of March 31, 2004 and December 31, 2003
--------------------------------------------------------------------------------

                                                                                       March 31,       December 31,
                                                                                         2004              2003
                                                                                      -----------      ------------
ASSETS                                                                                (unaudited)
------
CURRENT ASSETS:
   Cash and cash equivalents..................................................     $    15,662,320   $    17,086,826
   Accounts receivable - subscriber, less allowance for doubtful accounts of approximately $309,000 and $377,000 at March 31, 2004 and December 31,
     2003, respectively.......................................................             986,885           890,936
   Accounts receivable - interexchange carriers, access charge pools and other, less allowance for doubtful accounts of approximately $97,000 as of March
     31, 2004 and $96,000 as of December 31, 2003.............................           4,483,198         2,220,298
   Inventories................................................................           2,491,379         2,436,932
   Investments, available-for-sale, at fair value.............................           1,542,870         1,515,900
   Prepaid expenses and other current assets..................................           3,937,340         4,070,141
                                                                                   ---------------   ---------------
         Total current assets.................................................          29,103,992        28,221,033
                                                                                   ---------------   ---------------

OTHER ASSETS:
   Debt issuance costs, net...................................................             328,846           336,996
   Prepaid pension costs......................................................           4,129,862         4,171,009
   Intangible assets - pension................................................           2,371,699         2,371,699
   Other......................................................................                 550                --
                                                                                   ---------------   ---------------
         Total other assets...................................................           6,830,957         6,879,704
                                                                                   ---------------   ---------------

PROPERTY, PLANT AND EQUIPMENT, NET ...........................................          75,633,458        75,848,610
                                                                                   ---------------   ---------------
              Total assets....................................................     $   111,568,407   $   110,949,347
                                                                                   ===============   ===============

(Continued on next page)

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

As of March 31, 2004 and December 31, 2003
--------------------------------------------------------------------------------

                                                                                       March 31,       December 31,
                                                                                         2004              2003
                                                                                      -----------      ------------
                                                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable...........................................................     $     1,451,236   $     1,804,400
   Payable to Horizon PCS.....................................................              35,955            14,966
   Accrued personal property, real estate and other taxes.....................           2,312,374         2,768,421
   Accrued interest, payroll and other current liabilities....................           6,094,499         4,200,456
   Lines of credit............................................................             200,000         1,000,000
                                                                                   ---------------   ---------------
         Total current liabilities............................................          10,094,064         9,788,243
                                                                                   ---------------   ---------------

LONG-TERM DEBT AND OTHER LIABILITIES:
   Long-term debt.............................................................          42,000,000        42,000,000
   Deferred income taxes, net.................................................          11,089,685        11,078,716
   Postretirement benefit obligation..........................................           9,278,581         8,538,689
   Accrued pension costs......................................................           2,804,302         2,804,302
   Investment in Horizon PCS..................................................         470,934,704       470,934,704
   Other long-term liabilities................................................           2,278,818         2,374,250
                                                                                   ---------------   ---------------
         Total long-term debt and other liabilities...........................         538,386,090       537,730,661
                                                                                   ---------------   ---------------
           Total liabilities..................................................         548,480,154       547,518,904
                                                                                   ---------------   ---------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock - class A, no par value, 200,000 shares authorized, 99,726 shares issued and 90,561 shares outstanding at March 31, 2004 and December
     31, 2003, stated at $4.25 per share......................................             423,836           423,836
   Common stock - class B, no par value, 500,000 shares authorized, 299,507 shares issued and 271,983 shares outstanding at March 31, 2004, and 299,450 shares issued and 271,926 shares outstanding at December 31, 2004, stated
     at $4.25 per share.......................................................           1,272,905         1,272,662
   Treasury stock - 36,689 shares, at cost....................................          (5,504,700)       (5,504,700)
   Accumulated other comprehensive income (loss), net.........................             334,456           318,455
   Additional paid-in capital.................................................          72,200,389        72,197,212
   Deferred stock compensation................................................             (14,877)          (15,522)
   Retained deficit...........................................................        (505,623,756)     (505,261,500)
                                                                                   ---------------   ---------------
           Total stockholders' equity (deficit)...............................        (436,911,747)     (436,569,557)
                                                                                   ---------------   ---------------
              Total liabilities and stockholders' equity (deficit)............     $   111,568,407   $   110,949,347
                                                                                   ===============   ===============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Three Months Ended March 31, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

                                                          For the Three Months Ended
                                                                  March 31,
                                                      ---------------------------------
                                                            2004              2003
                                                      ----------------  ---------------
 PERATING REVENUES:
    PCS subscriber and roaming.....................   $             --  $    57,371,647
     PCS equipment..................................                --        1,818,096
     Basic local and long-distance service..........         4,673,515        4,377,509
     Network access.................................         5,172,085        5,426,833
     Equipment systems sales, information services,
         Internet access and other..................         3,652,121        2,244,824
                                                      ----------------  ---------------
           Total operating revenues.................        13,497,721       71,238,909
                                                      ----------------  ---------------

OPERATING EXPENSES:
     Cost of goods sold ............................           184,193        5,910,547
     Cost of services (exclusive of items shown
         separately below)..........................         4,555,322       48,059,427
     Selling and marketing..........................           463,280       12,859,174
     General and administrative (exclusive of items
         shown separately below)....................         5,211,022       12,861,674
     Non-cash compensation..........................               645           96,609
     (Gain) Loss on sale of property and equipment..                --          257,376
     Depreciation and amortization..................         2,313,502       13,209,276
                                                      ----------------  ---------------
           Total operating expenses.................        12,727,964       93,254,083
                                                      ----------------  ---------------

OPERATING INCOME (LOSS).............................           769,757      (22,015,174)
                                                      ----------------  ---------------

NONOPERATING INCOME (EXPENSE):
     Interest expense, net..........................          (700,335)     (16,974,705)
     Subsidiary preferred stock dividends...........                --       (3,069,109)
     Interest income and other, net.................            88,852          316,391
                                                      ----------------  ---------------
           Total nonoperating expense...............          (611,483)     (19,727,423)
                                                      ----------------  ---------------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)
   and minority interest............................
                                                               158,274      (41,742,597)

INCOME TAX BENEFIT (EXPENSE)........................           (49,223)        (163,274)

MINORITY INTEREST IN LOSS...........................                --               24
                                                      ----------------  ---------------

NET INCOME (LOSS)...................................  $        109,051  $   (41,905,847)
                                                      ================  ===============

Net income (loss) per share:
Basic...............................................  $           0.30  $       (115.61)
                                                      ================  ===============
Diluted.............................................  $           0.30  $       (115.61)
                                                      ================  ===============
Weighted-average common shares outstanding:
Basic ..............................................           362,525          362,478
                                                      ================  ===============
Diluted ............................................           362,692          362,478
                                                      ================  ===============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2001 and 2000
--------------------------------------------------------------------------------

                                                         For the Three Months Ended
                                                                  March 31,
                                                          2004               2003
                                                     -------------      -------------

NET INCOME (LOSS)................................    $     109,051      $ (41,905,847)
                                                     =============      =============

OTHER COMPREHENSIVE INCOME (LOSS)................
Net unrealized gain (loss) on hedging activities.               --            333,907
Net unrealized gain (loss) on securities
     available-for-sale net of taxes of $10,969
     and $22,767 for the three months ended March
     31, 2004 and 2003, respectively.............           16,001             44,193
                                                     -------------      -------------

COMPREHENSIVE INCOME (LOSS)......................    $     125,052      $ (41,527,747)
                                                     =============      =============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

                                                                                  Three Months Ended March 31,
                                                                                  2004                    2003
                                                                            ---------------         ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................................     $       109,051         $   (41,905,847)
                                                                            ---------------         ---------------
Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
   Depreciation and amortization.......................................           2,313,502              13,209,276
   Non-cash compensation expense.......................................                 645                  96,609
   Non-cash interest expense...........................................               8,151               7,811,830
   Loss on disposal of property, plant and equipment...................                  --                 257,376
   Non-cash preferred stock dividend of subsidiary.....................                  --               3,069,109
   Minority interest in subsidiary.....................................                  --                     (24)
   Provision for bad debt expense......................................              82,698               1,566,264
   Decrease (Increase) in certain assets:
     Accounts receivable...............................................          (2,441,547)             (4,710,481)
     Inventories.......................................................             (54,447)              1,277,824
     Prepaid expenses and other current assets.........................             132,800              (1,145,625)
   Increase (Decrease) in certain liabilities:
     Accounts payable..................................................            (332,174)             (2,123,258)
     Payable to Sprint.................................................                  --               3,690,832
     Accrued liabilities and deferred PCS service revenue..............           1,437,993               5,961,797
     Other accrued liabilities.........................................                  --               1,030,285
     Postretirement benefit obligation.................................             739,892                 311,699
     Other assets and liabilities, net.................................            (111,820)                 43,640
                                                                            ---------------         ---------------
       Total adjustments...............................................           1,775,693              30,347,153
                                                                            ---------------         ---------------
         Net cash provided by (used in) operating activities...........           1,884,744             (11,558,694)
                                                                            ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net...........................................          (2,041,363)             (4,073,727)
   Proceeds from sale of property and equipment........................                  --                      --
                                                                            ---------------         ---------------
         Net cash used in investing activities.........................          (2,041,363)             (4,073,727)
                                                                            ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit........................................                  --                 500,000
   Repayments on line of credit........................................            (800,000)                     --
   Exercise of subsidiary stock options................................               3,420                      24
   Dividends paid......................................................            (471,307)               (471,221)
                                                                            ---------------         ---------------
         Net cash provided by (used in) financing activities...........          (1,267,887)                 28,803
                                                                            ---------------         ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................
                                                                                 (1,424,506)            (15,603,618)
CASH AND CASH EQUIVALENTS, beginning of period.........................          17,086,826              94,948,351
                                                                            ---------------         ---------------
CASH AND CASH EQUIVALENTS, end of period...............................     $    15,662,320         $    79,344,733
                                                                            ===============         ===============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2004 and December 31, 2003
And for the Three Months Ended March 31, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - General

      The results of operations for the periods shown are not necessarily indicative of the results to be expected for the fiscal year (See Note 2, Accounting Impact). In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the periods presented. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003, which includes information and disclosures not presented herein.

NOTE 2 - Bankruptcy of Horizon PCS and Liquidity

Voluntary Bankruptcy Filing

      On August 15, 2003, Horizon PCS, Inc., a Delaware corporation and majority-owned subsidiary of Horizon Telcom, HPC, an Ohio corporation and wholly-owned subsidiary of Horizon PCS Inc., and Bright PCS, an Ohio limited liability company and majority-owned subsidiary of Horizon PCS, Inc. (collectively, the "Debtors"), filed voluntary petitions for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio (the "Bankruptcy Court"). The Debtors expect to continue to manage their properties and operate their businesses in the ordinary course of business as "debtors-in-possession" subject to the supervision and orders of the Bankruptcy Court pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code (the "Bankruptcy Case"). In general, as debtors-in-possession, the Debtors are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Debtors' estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to settlement under a plan of reorganization. Horizon Telcom, due to its loan covenants, cannot provide capital or other financial support to the Debtors. The Company believes Horizon Telcom operations will continue independent of the outcome of the Bankruptcy Case. However, upon conclusion of the Bankruptcy Case, the ownership interests of Horizon Telcom and the other current stockholders in Horizon PCS may be reduced.

      While the long-term effect of the Bankruptcy Case cannot be determined, management believes the Bankruptcy Case will not have a material adverse effect on the liquidity of Horizon Telcom.

Accounting Impact

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Accounting Research Bulletin ("ARB") No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS. Therefore, Horizon Telcom's investment in Horizon PCS is the balance based on the application of the equity method through August 14, 2003 and any cost based activity subsequent to that date. Accordingly, the accompanying consolidated balance sheet as of March 31, 2004 does not include the consolidated accounts of Horizon PCS; it does however, include a negative investment of approximately $470.9 million. In addition, the accompanying consolidated statement of operations includes the consolidated results of operations of Horizon PCS through August 14, 2003. Upon the emergence of Horizon PCS from bankruptcy, the negative investment will be reduced proportionately to the remaining ownership percentage, if any, retained by Horizon Telcom.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2004 and December 31, 2003
And for the Three Months Ended March 31, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

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

NOTE 4 - Summary of Significant Accounting Policies

      Note 2 in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, describes the Company's significant accounting policies in greater detail than presented herein.

Basis of Presentation

      The accompanying consolidated financial statements reflect the operations of Horizon Telcom, and its subsidiaries, Chillicothe Telephone, Horizon PCS through August 14, 2003, Horizon Services and Horizon Technology, and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. All material intercompany transactions and balances have been eliminated in consolidation.

Inventories

      Inventories consist of equipment held for resale, materials and supplies and installation-related work in progress held by Chillicothe Telephone. Chillicothe Telephone inventories include the cost (determined by the first-in, first-out method) of equipment to be used in the installation of telephone systems, as well as costs related to direct sales orders in process.

      Inventories consist of the following at March 31, 2004 and at December 31, 2003:

                                                               March 31,            December 31,
                                                                  2004                  2003
                                                            ---------------       ---------------
         Equipment held for resale.......................   $       122,631       $       123,875
         Materials, supplies and work in progress........         2,368,748             2,313,057
                                                            ---------------       ---------------
              Total inventories..........................   $     2,491,379       $     2,436,932
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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2004 and December 31, 2003
And for the Three Months Ended March 31, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies (Continued)

Telephone follows the accounting and reporting requirements of SFAS No. 71. The Company has recorded regulatory liabilities of approximately $1,978,000 and $509,000 as of March 31, 2004 and December 31, 2003, respectively.

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

      The Company capitalizes interest pursuant to SFAS No. 34 "Capitalization of Interest Cost." The Company capitalized interest of approximately $11,000 and $473,000 for the three months ended March 31, 2004 and 2003, respectively. In addition, the Company capitalized labor costs of approximately $577,000 and $535,000 for the three months ended March 31, 2004 and 2003, respectively.

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

      The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each of the three month periods ended March 31:

                                                        Three Months     Ended March 31,
                                                            2004              2003
                                                      ---------------    ---------------
        Net income (loss)
          As reported...............................  $       109,051    $   (41,905,847)
        Add: Stock-based employee
          compensation expense included in
          reported net income (loss)................              645             96,609
        Deduct: Total stock-based employee
          compensation expense determined under
          fair value base method for all awards.....               --           (214,511)
                                                      ---------------    ---------------
        Pro Forma net income (loss).................  $       109,696    $   (42,023,749)
                                                      ===============    ===============

        Basic income (loss) per share:
        As reported.................................  $          0.30    $       (115.61)
        Pro forma...................................  $          0.30    $       (115.93)

        Diluted income (loss) per share:
        As reported.................................  $          0.30    $       (115.61)
        Pro forma...................................  $          0.30    $       (115.93)

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2004 and December 31, 2003
And for the Three Months Ended March 31, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies (Continued)

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

Net Income (Loss) per Share

      The Company computes net income (loss) per common share in accordance with SFAS No. 128, "Earnings per Share." Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average outstanding common shares for the period. The diluted weighted-average outstanding common shares are calculated using the treasury stock method and take into account all common stock equivalents. For periods in which a net loss occurs, no conversion of common stock equivalents (options, warrants or convertible securities) has been assumed in the calculations since the effect would be antidilutive.

Recent Accounting Pronouncements

      None.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the 2004 presentation.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2004 and December 31, 2003
And for the Three Months Ended March 31, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - Segment Information

      The Company is organized around the differences in products and services it offers. Under this organizational structure, the Company operates in two reportable business segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These segments are landline telephone services and wireless personal communications services. The landline telephone services segment includes four major revenue streams: basic local service, long-distance service, network access and other related telephone service. As discussed in Note 2, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS and the accounts of Horizon PCS are recorded as an investment using the cost method of accounting. Accordingly, the wireless personal communications segment does not include activity after August 14, 2003.

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

      The following table includes revenue, intercompany revenues, operating earnings (loss), depreciation and amortization expense, and capital expenditures for the quarters ended March 31, 2004 and 2003, and assets as of March 31, 2004 and December 31, 2003, for each segment and reconciling items necessary to total to amounts reported in the financial statements:

                                                       Net Revenue
                                               Three Months Ended March 31,
                                            -----------------------------------
                                                 2004                2003
                                            -------------       ---------------

Wireless personal communications services   $          --       $    59,189,743
Landline telephone services.............        9,845,600             9,804,342
All other...............................        3,652,121             2,244,824
                                            -------------       ---------------
    Total net revenues..................    $  13,497,721       $    71,238,909
                                            =============       ===============

                                                    Intercompany Revenue
                                               Three Months Ended March 31,
                                            -----------------------------------
                                                2004                 2003
                                            -------------       ---------------

Wireless personal communications services   $          --       $         5,178
Landline telephone services.............          140,885               314,575
All other...............................          195,502               131,644
                                            -------------       ---------------
    Total intercompany revenues.........    $     336,387       $       451,397
                                            =============       ===============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2004 and December 31, 2003
And for the Three Months Ended March 31, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - Segment Information (Continued)

                                                Operating Earnings (Loss)
                                               Three Months Ended March 31,
                                            ------------------------------------
                                                2004                  2003
                                            -------------       ----------------

Wireless personal communications services.  $          --        $  (21,570,642)
Landline telephone services...............      3,196,776             3,506,622
All other.................................       (985,777)           (1,027,253)
Unallocated administrative expenses.......     (1,441,242)           (2,923,901)
                                            -------------        --------------
    Total operating income (loss).........  $     769,757        $  (22,015,174)
                                            =============        ==============

                                               Depreciation and Amortization
                                                Three Months Ended March 31,
                                            ------------------------------------
                                                2004                 2003
                                            -------------       ----------------

Wireless personal communications services.  $          --       $    10,860,686
Landline telephone services...............      1,676,372             1,738,314
All other.................................        637,130               610,276
                                            -------------       ---------------
    Total depreciation and amortization...  $   2,313,502       $    13,209,276
                                            =============       ===============

                                                   Capital Expenditures
                                                Three Months Ended March 31,
                                                2004                  2003
                                            -------------       ----------------

Wireless personal communications services.  $          --       $     2,209,313
Landline telephone services...............      1,653,901             1,501,196
All other.................................        387,462               363,218
                                            -------------       ---------------
    Total capital expenditures............  $   2,041,363       $     4,073,727
                                            =============       ===============

                                                          Assets
                                              March 31,           December 31,
                                                2004                  2003
                                            -------------       ---------------

Wireless personal communications
  services................................  $          --       $            --
Landline telephone services...............     96,535,077            95,016,797
All other.................................     15,033,330            15,932,550
                                            -------------       ---------------
    Total assets..........................  $ 111,568,407       $   110,949,347
                                            =============       +==============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2004 and December 31, 2003
And for the Three Months Ended March 31, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - Segment Information (Continued)


Net operating revenues by product and services were as follows for the three months ended March 31:

                                               Three Months Ended March 31,
                                              ---------------------------------
                                                  2004                 2003
                                              -------------        ------------

Wireless personal communications services:
------------------------------------------
PCS subscriber revenue....................    $          --        $ 43,573,774
PCS roaming revenue.......................               --          13,797,873
PCS equipment sales.......................               --           1,818,096
                                              -------------        ------------
  Total personal communication
  services................................               --          59,189,743
                                              -------------        ------------

Landline telephone services:
----------------------------
Basic local service.......................        3,595,436           3,388,136
Long-distance service.....................          205,608             248,545
Network access............................        5,172,085           5,426,833
Other related telephone service...........          872,471             740,828
                                              -------------        ------------
  Total landline telephone services....           9,845,600           9,804,342
                                              -------------        ------------

Other:
------
Internet access services..................          572,999             703,741
Equipment system sales....................          329,012             279,328
Other miscellaneous revenues..............        2,750,110           1,261,755
                                              -------------        ------------
  Total other.............................        3,652,121           2,244,824
                                              -------------        ------------
      Total operating revenues............    $  13,497,721        $ 71,238,909
                                              =============        ============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of March 31, 2004 and December 31, 2003
And for the Three Months Ended March 31, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - Investments

      The following summarizes unrealized gains and losses on investments at March 31, 2004, and December 31, 2003:

            2004:
            -----
                                                                     Unrealized   Unrealized       Fair
                                                          Cost         Gain          Loss          Value
                                                      -----------  ------------  ------------  ------------
            Equity securities available-for-sale....  $   250,000  $  1,292,870  $         --  $  1,542,870
                                                      ===========  ============  ============  ============

            2003:
            -----
                                                                     Unrealized   Unrealized       Fair
                                                          Cost         Gain          Loss          Value
                                                      -----------  ------------  ------------  ------------
            Equity securities available-for-sale....  $   250,000  $  1,265,900  $         --  $  1,515,900
                                                      ===========  ============  ============  ============

NOTE 7 - Property, Plant and Equipment

    Property, plant and equipment consists of the following:

                                                                          March 31,      December 31,
                                                                            2004             2003
                                                                      ---------------  ---------------
     Network assets................................................   $   104,878,040  $   103,594,174
     Land and buildings............................................        15,231,827       15,112,337
     Computer and telecommunications equipment.....................        11,050,664       11,162,687
     Furniture, vehicles and office equipment......................         4,982,120        5,008,048
                                                                      ---------------  ---------------
       Property, plant and equipment in-service, at cost...........       136,142,651      134,877,246
     Accumulated depreciation......................................       (61,409,303)     (60,409,370)
                                                                      ---------------- ----------------
          Property, plant and equipment in-service, net............        74,733,348       74,467,876
     Construction work in progress.................................           900,110        1,380,734
                                                                      ---------------  ---------------
               Total property, plant and equipment, net............   $    75,633,458  $    75,848,610
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

Notes to Consolidated Financial Statements
As of March 31, 2004 and December 31, 2003
And for the Three Months Ended March 31, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 8 - Other Current Liabilities

      Accrued personal property, real estate and other taxes consisted of the following as of:

                                                                             March 31,      December 31,
                                                                               2004             2003
                                                                         ---------------  ---------------
   Accrued real estate and personal property taxes....................   $     1,825,137  $     2,360,235
   All other accrued taxes............................................           487,238          408,186
                                                                         ---------------  ---------------
             Total accrued personal property, real estate, and other
               taxes.................................................    $     2,312,374  $     2,768,421
                                                                         ===============  ===============

      Accrued interest, payroll and other current liabilities consisted of the following as of:

                                                                             March 31,      December 31,
                                                                               2004             2003
                                                                         ---------------  ---------------
   Accrued directory commissions......................................   $       871,225  $       151,295
   Accrued interest...................................................           399,457          903,222
   Accrued vacation and payroll.......................................         1,454,390        1,232,321
   Deferred revenue...................................................         1,876,072          331,179
   Postretirement benefit obligation - current........................           592,416          592,416
   All other accrued liabilities......................................           900,939          990,023
                                                                         ---------------  ---------------
             Total accrued interest, payroll and other current
               liabilities............................................   $     6,094,499  $     4,200,456
                                                                         ===============  ===============

NOTE 9 - Lines of Credit

      On December 15, 2002, Chillicothe Telephone entered into an agreement with Huntington National Bank for a line of credit that provides maximum borrowings of $15,000,000, payable on demand. Interest accrues on the outstanding balance at a fluctuating rate tied to the LIBOR and is due and payable monthly. At March 31, 2004, the interest rate on the line of credit was 2.20%. As of March 31, 2004, Chillicothe Telephone had drawn $200,000 under this line of credit. The line of credit expires October 15, 2004. The line of credit contains several covenants requiring minimum tangible net worth, a fixed charge coverage ratio, a funded debt to consolidated total capitalization ratio and an interest coverage ratio. As of March 31, 2004, Chillicothe Telephone was in compliance with these covenants.

NOTE 10 - Long-Term Debt

      The components of long-term debt outstanding are as follows:

                                                      Interest Rate at
                                                         March 31,             March 31,      December 31,
                                                            2004                 2004             2003
                                                      -----------------    ---------------  ---------------
        Chillicothe Telephone:
          2002 Senior Notes.........................       6.64%           $    30,000,000  $    30,000,000
          1998 Senior Notes.........................       6.72%                12,000,000       12,000,000
                                                                           ---------------  ---------------
             Total long-term debt...................                       $    42,000,000  $    42,000,000
                                                                           ---------------  ---------------

Notes to Consolidated Financial Statements
As of March 31, 2004 and December 31, 2003
And for the Three Months Ended March 31, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Pension Plans and Other Retirement Benefits

                                                         Pension Benefits          Other Benefits
                                                     -------------------------------------------------
                                                            For the Three Months Ended March 31,
                                                         2003         2004        2003*        2004
                                                     -----------  ----------  -----------  --------
                                                                       (in thousands)
   Components of net periodic benefit cost:
     Service cost.........................           $       140   $     197   $      207   $     233
     Interest cost........................                   296         339          345         373
     Expected return on plan assets.......                  (334)       (372)          --          --
     Amortization of transition obligation                    --          (2)          56          56
     Amortization of prior service cost...                    23          55           52          52
     Recognized net actuarial loss........                    61          63          118         132
                                                     -----------  ----------  -----------  ----------
       Net periodic benefit cost..........           $       186   $     280   $      778   $     846
                                                     ===========   =========   ==========   =========

      *Amounts in the other benefits column exclude Horizon PCS.

      The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $239,056 to its pension plans and $592,416 to other benefit plans in 2004. As of March 31, 2004, $239,056 and $145,941 were contributed for pension plans and other benefit plans, respectively.

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

      At March 31, 2004, Chillicothe Telephone serviced approximately 37,000 access lines in Chillicothe, Ohio and the surrounding area. Horizon Technology provided Internet service to approximately 9,200 customers through its bright.net Internet service

Critical Accounting Policies and Estimates

      On August 15, 2003, Horizon PCS filed voluntary petitions for relief under Bankruptcy Code in the Bankruptcy Court. See Note 2 to the Consolidated Financial Statements.

      While the long-term effect of the Bankruptcy Case cannot be determined, management believes the Bankruptcy Case will not have a material adverse effect on the liquidity of Horizon Telcom. See the "Risk Factors" below for further discussion.

      In accordance with SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries" and ARB No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS. Therefore, Horizon Telcom's investment in Horizon PCS is the balance based on the application of the equity method through August 14, 2003 and any cost based activity subsequent to that date. Accordingly, the accompanying consolidated balance sheet as of March 31, 2004 does not include the consolidated accounts of Horizon PCS; it does however, include a negative investment of approximately $470.9 million. In addition, the accompanying consolidated statement of operations for the period ended March 31, 2004 includes the consolidated results of operations of Horizon PCS through August 14, 2003. Upon the emergence of Horizon PCS from bankruptcy, the negative investment will be reduced proportionately to the remaining ownership percentage, if any, retained by Horizon Telcom.

Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

      This discussion and analysis is presented on an operating segment basis. The following unaudited table details the consolidated statements of income by operating segment for the three months ended March 31, 2004 and 2003:

                                                       For the Three Months Ended, March 31,
                                 --------------------------------------------------------------------------------
                                      Wireless Personal
                                 Communications Services(1)    Landline Telephone         All Other Services
                                 --------------------------  ------------------------    -------------------------
(Dollars in thousands)
OPERATING REVENUES:                  2004         2003          2004         2003           2004          2003
                                  -----------  ------------  -----------  -----------    -----------   ----------
   PCS subscriber and roaming...  $        --       $57,$72          --   $        --    $        --  $        --
   PCS equipment................           --         1,818          --            --             --           --
   Basic local and
     long-distance and other               --            --       4,674         4,377             --           --
     landline...................
   Network access...............           --            --       5,172         5,427             --           --
   Equipment systems sales,
     information services,
     Internet access and other..           --            --          --            --          3,652        2,245
                                  -----------            --  ----------   -----------    -----------   ----------
     Total operating revenues..            --        59,190       9,846         9,804          3,652        2,245
                                  -----------  ------------  ----------   -----------    -----------   ----------

OPERATING EXPENSES:
   Cost of PCS and other
     equipment sale............            --         5,755          --            --            184          156
   Cost of services............            --        43,797       2,776         2,490          1,779        1,772
   Selling and marketing.......            --        12,441         214           183            249          235
   General and administrative..            --         7,557       1,982         1,885          3,229        3,420
   Non-cash compensation.......            --            93          --             1              1            3
   Loss (Gain) on disposal of
     assets...................             --           257          --            --             --           --
   Depreciation and
     amortization.............             --        10,861       1,677         1,738            637          610
                                  -----------  ------------  ----------   -----------    -----------  -----------
     Total operating expenses.             --        80,761       6,649         6,297          6,079        6,196
                                  -----------  ------------  ----------   -----------    -----------  -----------

OPERATING INCOME (LOSS)........            --       (21,571)      3,197         3,507         (2,427)      (3,951)
                                  -----------  ------------  ----------   -----------    -----------  -----------

NONOPERATING INCOME (EXPENSE):
   Interest expense, net.......            --       (16,273)       (701)         (702)            --           --
   Subsidiary preferred stock
     dividends.................            --        (3,069)         --            --             --           --
   Interest income and other,
     net.......................            --           300          66            12             23            4
                                  -----------  ------------  ----------   -----------    -----------  -----------
   Total nonoperating expense..            --       (19,042)       (635)         (690)            23            4
                                  -----------  ------------  ----------   -----------    -----------  -----------

INCOME (LOSS) BEFORE INCOME
   TAX EXPENSE and minority
   interest....................            --       (40,613)      2,562         2,817         (2,404)      (3,947)

INCOME TAX (EXPENSE) BENEFIT...            --            --        (273)         (341)           224          178

MINORITY INTEREST IN LOSS......            --            --          --            --             --           --
                                  -----------  ------------  ----------   -----------    -----------  -----------

NET INCOME (LOSS)..............   $        --  $    (40,613) $    2,289   $     2,476    $    (2,180) $    (3,769)
                                  ===========  ============  ==========   ===========    ===========  ===========

OTHER COMPREHENSIVE INCOME
(LOSS)
Net realized gain (loss) on
hedging activities.............            --           334          --            --             --           --
Net unrealized gain (loss) on
securities available-for-sale,
net of taxes...................            --            --          16            44             --           --
                                  -----------  ------------  ----------   -----------    -----------  -----------

COMPREHENSIVE INCOME (LOSS)....
                                  $        --  $    (40,279) $    2,305   $     2,520    $    (2,180) $    (3,769)
                                  ===========  ============  ==========   ===========    ===========  ===========

(1) Amounts in the wireless personal communication services column include the results of Horizon PCS through August 14, 2003 (Note 2).

Landline Telephone Services Segment and All Other Services

      The following discussion details the results of operations of our landline telephone services segment and all other services not assigned to a segment for the last fiscal quarter.

Results of Operations

      Revenues. Network access revenue was relatively flat decreasing by approximately $200,000 for the three months ended March 31, 2004, to approximately $5.2 million. This decrease was due to significantly lower rates for special access interstate revenues. Basic local and long distance revenues increased approximately $300,000 to approximately $4.7 million for the three months ended March 31, 2004 as compared to March 31, 2003. This increase was the result of increased directory advertising and basic service revenue.

      Internet access and other revenues increased by approximately $1.5 million to approximately $3.7 million for the three months ended March 31, 2004. Approximately $1.3 million was related to Horizon Services revenue from Horizon PCS. This revenue was eliminated in consolidation prior to Horizon PCS' August 14, 2003 Bankruptcy Case. Other revenues were impacted by increased VDSL revenue as we continue to build our customer base, which was offset slightly by lower bright.net dial-up Internet service subscribers. We expect VDSL to continue to increase as we add subscribers in 2004. We also expect bright.net to continue to decrease in 2004 as the customer base continues to shift from bright.net to other high speed services, including VDSL.

      Cost of equipment sales. Cost of goods sold primarily consists of business system sales and customer maintenance expenses. Cost of goods sold for all other services was essentially flat for the three months ended March 31, 2004 as compared to the same period in 2003.

      Cost of services. Cost of services includes customer care support and network-related costs, including switching, access and circuit expenses. Cost of services also includes expenses related to the installation of our VDSL service.

      Cost of services for the three months ended March 31, 2004 for the landline telephone segment increased approximately $300,000 to approximately $2.8 million as compared to the three months ended March 31, 2003. This increase was due to increased payroll costs and programming fees related to VDSL.

      Cost of services for the three months ended March 31, 2004 for all other services was essentially flat at approximately $1.8 million compared to the same period in 2003.

      Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs including marketing for VDSL. Selling and marketing expenses for the landline telephone segment and all other services were essentially flat for the three months ended March 31, 2004 as compared to the same three months in 2003.

      General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses for the landline telephone segment increased by approximately $100,000 to approximately $2.0 million for the three months ended March 31, 2004 as compared to the same period in 2003. This increase was the result of higher pension costs.

      General and administrative expenses for all other services decreased by approximately $200,000 to approximately $3.2 million for the three months ended March 31, 2004. This decrease was the result of a decrease in the number of leased computers.

      Non-cash compensation expense. Non-cash compensation expense is the amortization of the value of stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. Non-cash compensation expense for the landline telephone segment and all other services was essentially flat for the three months ended March 31, 2004 as compared to the same three months in 2003.

      Depreciation and amortization expense. Depreciation and amortization expense for the landline telephone segment was essentially flat at approximately $1.7 million for the three months ended March 31, 2004 and 2003. Depreciation and amortization expense for all other services was also relatively flat at approximately $600,000 for the three months ended March 31, 2004 and 2003.

      Interest expense, net. Interest expense for the landline telephone segment and all other services for the three months ended March 31, 2004, was essentially flat at approximately $700,000, as compared to the three months ended March 31, 2003. Capitalized construction interest was approximately $11,000 and $10,000, for the three months ended March 31, 2004 and 2003, respectively.

      Interest income and other, net. The landline telephone service segment recorded approximately $70,000 of other income consisting of interest income and rental revenue in the three months ended March 31, 2004 as compared to approximately $10,000 during the same period in 2003.

      Income tax expense. Income tax expense for the landline telephone segment was essentially flat at approximately $300,000 for the three months ended March 31, 2004 and 2003.

      Other comprehensive income (loss). The Company recognized a gain of approximately $16,000 in the first quarter of 2004, compared to a gain of approximately $44,000 for the same period in 2003, related to its investments available-for-sale, net of taxes of approximately $11,000 and $23,000, respectively.

Investment in Horizon PCS

      At March 31, 2004, Horizon Telcom has an investment in Horizon PCS on its balance sheet of a $470.9 million liability. This investment represents the cumulative losses and cumulative investments made in Horizon PCS. Upon the resolution of the Horizon PCS Bankruptcy Case, if Horizon Telcom ceases to be the majority owner of Horizon PCS, this amount will be recognized as a gain on the deconsolidation of Horizon PCS.

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

Liquidity and Capital Resources

      The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our financing based on our contractual level of long-term indebtedness:

(Dollars in millions)                                      Years Ending December 31,
                                     -------------------------------------------------------------------
                                         2004          2005          2006          2007         2008       Thereafter
                                     ------------  ------------  ------------  -----------  ------------  -----------
Chillicothe Telephone:
1998 Senior notes, due 2018 (1)..    $     12.0    $     12.0    $     12.0    $     12.0   $     12.0    $      --
     Fixed interest rate.........          6.72%         6.72%         6.72%         6.72%        6.72%        6.72%
     Principal payments..........    $       --    $       --    $       --    $       --   $       --    $    12.0
2002 Senior notes, due 2012 (2)..    $     30.0    $     30.0    $     30.0    $     30.0   $     30.0    $      --
     Fixed interest rate.........          6.64%         6.64%         6.64%         6.64%        6.64%        6.64%
     Principal payments..........    $       --    $       --    $       --    $       --   $       --    $    30.0

----------
(1) On November 12, 2002, Chillicothe Telephone amended its 1998 $12,000,000 senior notes due 2018. The interest rate on the amended notes is 6.72%, an increase of 10 basis points.

(2) In August 2002, Chillicothe Telephone issued $30,000,000 of 6.64%, 10-year Senior notes due July 1, 2012. The proceeds of the offering were used to retire a short-term line of credit and the non-current portion of senior notes issued by Chillicothe Telephone in 1993.

      Horizon Telcom, Chillicothe Telephone, Horizon Technology, and Horizon Services are not obligated to assist Horizon PCS. While Horizon PCS faces several liquidity issues, the liquidity of Horizon Telcom independent of Horizon PCS is more favorable. Cash and working capital for Horizon Telcom is approximately $15.7 million and approximately $19.0 million, respectively. We feel that this level of working capital is adequate to maintain Horizon Telcom's operations for the next twelve months. Horizon Telcom, net of Horizon PCS, generated approximately $1.9 million of cash flow from operations during the first quarter of 2004. Horizon Telcom, through its Horizon Services subsidiary, recovered approximately $1.3 million from Horizon PCS for the three months ended March 31, 2004. Future liquidity of Horizon Services will be impacted, perhaps materially, from the successful reorganization of Horizon PCS.

      Cash flow from operations for the landline and other related segment has historically been positive, but has been declining in recent years. Operating income has been substantially flat over the past 3 years. We do not expect operating income to fluctuate in the near term, as revenues will remain flat to slightly lower and expenses may increase slightly. Should this trend continue or should conditions worsen, liquidity may be impacted. In addition, we have not been subject to income tax payments over the last 3 years, due to higher tax depreciation resulting in a net taxable loss. We expect this trend to reverse in the next several years, thus we expect to be paying income taxes in the future, thus having an impact on liquidity. In addition, in 2004, Chillicothe Telephone became subject to state income taxes.

      We have made a pension contribution in the first quarter of 2004. The amount of this contribution, while immaterial to the overall liquidity of Horizon Telcom, could increase in future years if the pension plan does not return favorable results. This contribution could have an impact on our future liquidity. Future payments related to our post retirement benefit plans may increase substantially which will also have an impact on our future liquidity.

      Statement of Cash Flows. At March 31, 2004, we had cash and cash equivalents of approximately $15.7 million, and working capital of approximately $19.0 million. At December 31, 2003, we had cash and cash equivalents of approximately $17.1 million and working capital of approximately $18.4 million. The decrease in cash and cash equivalents of approximately $1.4 million is primarily attributable to the payment of $800,000 on the line of credit, the payment of approximately $471,000 in dividends, funding our capital expenditures of approximately $2.0 million, offset by cash provided by operating activities of approximately $1.9 million during the three months ended March 31, 2004.

      Net cash provided by operating activities for the three months ended March 31, 2004, was approximately $1.9 million represented by net income of approximately $109,000, and increases in depreciation and accrued liabilities, offset by increases to accounts receivable. We expect this amount of cash flow from operations to remain at the same, or slightly lower, level for the rest of 2004.

      Net cash used in investing activities was approximately $2.0 million for the three months ended March 31, 2004, reflecting the deployment of capital necessary for our plant operations. We expect capital expenditures for 2004 to continue at this pace.

      Net cash used in financing activities for the three months ended March 31, 2004, was approximately $1.3 million, reflecting Chillicothe Telephone's payment on its line of credit for $800,000 and Horizon Telcom's payment of dividends of approximately $471,000, during the first quarter of 2004.

      Debt Covenants. As of March 31, 2004, Chillicothe Telephone was in compliance with the covenants set forth by its senior notes.

      Funding Requirements. The terms of Chillicothe Telephone's credit agreement prohibits Chillicothe Telephone from providing funds to Horizon PCS and its affiliates in the event that Horizon PCS or one of its affiliates experiences a shortfall. The actual funds required to fund operating losses, working capital needs and other capital needs may vary materially from our estimates and additional funds may be required because of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks.

Inflation

      We believe that inflation has not had and will not have an adverse material effect on our results of operations.

Recent Accounting Pronouncements

      None.

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

      While we cannot predict our ability to refinance existing debt, we continue to evaluate our interest rate risk on an ongoing basis. As of March 31, 2004, $42,000,000 of our $42,200,000 total debt is at a fixed rate. Currently, a 100 basis point increase in interest rates would increase our interest expense approximately $2,000.

ITEM 4. Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company. With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of March 31, 2004.

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

      There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls during the quarter ended March 31, 2004.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      None.

ITEM 2. Changes in Securities and Use of Proceeds

      During February 2004, a director holding options to acquire Horizon Telcom class B stock exercised a vested portion of the options (57 shares each at $4.25 per share). Exemption from the registration provisions of the Securities Act for the transaction was claimed under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transaction did not involve any public offering, the purchaser was sophisticated with access to the kind of information registration would provide and that such purchaser acquired such securities without a view towards distribution thereof. In addition, exemption from the registration provisions of the Securities Act for the transaction was claimed under Section 3(b) of the Securities Act on the basis that such securities were sold pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation and not for capital raising purposes.

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

      Horizon Telcom has agreements and relationships with third parties, including suppliers, subscribers and vendors that are integral to conducting its day to day operations. A restructuring resulting from Horizon PCS' bankruptcy filing could have a material adverse affect on the perception of Horizon Telcom and the Horizon Telcom business and its prospects in the eyes of subscribers, employees, suppliers, creditors and vendors. These persons may perceive that there is increased risk in doing business with Horizon Telcom as a result of Horizon PCS' restructuring. Some of these persons may terminate their relationships with Horizon Telcom which would make it more difficult for Horizon Telcom to conduct its business.

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

      Chillicothe Telephone may lose landline customers as more households are foregoing landlines completely in favor of wireless service.

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

      Risk of loss or reduction of network access charge revenues. Approximately 21% of Chillicothe Telephone's total revenues for the three months ended March 31, 2004 came from network access charges which are paid to us by intrastate carriers and interstate long distance carriers for originating and terminating calls in the regions we serve. The amount of access charge revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. The FCC continues to reform the federal access charge system. States often mirror these federal rules in establishing intrastate access charges. It is unknown at this time how changes to the FCC's access charge regime will affect us. Federal policies being implemented by the FCC strongly favor access charge reform, and our revenues from this source could be at risk. Regulatory developments of this type could adversely affect our business.

      Risk of loss or reduction of Universal Service Support Fund. We receive Universal Service Support Fund ("USSF") revenues to support the high cost of our operations in rural markets. For the three months ended March, 2004, USSF revenues accounted for approximately 24% of the total revenues of Chillicothe Telephone. If we were unable to receive support from the USSF, or if such support was reduced, we would be unable to operate as profitably as before such reduction.

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

RISKS RELATED TO HORIZON PCS

      Horizon PCS has declared bankruptcy, which may cause Horizon Telcom to lose all or a substantial portion of the value of its investment in Horizon PCS. Since the amount of Horizon PCS' obligations under its credit facility and senior and discount notes was greater than its cash and other assets at the time such payment obligations were accelerated, the possibility exists that there will be no assets available for distribution to Horizon Telcom and the other stockholders of Horizon PCS. While Horizon Telcom may request an equity participation in the Horizon PCS Bankruptcy Case, there can be no assurance that Horizon Telcom will receive an equity participation.

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

                                               HORIZON TELCOM, INC.
                                               (Registrant)

Date: May 12, 2004                             By: /s/ Thomas McKell
      ------------                                 -----------------------------
                                                       Thomas McKell
                                                       Chief Executive Officer

Date: May 12, 2004                             By: /s/ Peter M. Holland
      ------------                                 -----------------------------
                                                       Peter M. Holland
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Chief Accounting Officer)