Form 10-Q
period 2004-06-30
HORIZON TELCOM INC
filed 2004-08-09
CIK 1139218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the quarterly period ended:
                                  June 30, 2004

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

As of August 9, 2004, there were 90,561 shares of class A common stock and 271,983 shares of class B common stock outstanding.

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

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................20

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk.................................................31

   Item 4.  Controls and Procedures...........................................31

PART II OTHER INFORMATION

   Item 1. Legal Proceedings..................................................33

   Item 2. Changes in Securities and Use of Proceeds..........................33

   Item 3. Defaults Upon Senior Securities....................................33

   Item 4. Submission of Matters to a Vote of Security Holders................33

   Item 5. Other Information..................................................33

   Item 6. Exhibits and Reports on Form 8-K...................................37

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of June 30, 2004 and December 31, 2003
--------------------------------------------------------------------------------

                                                                                       June 30,        December 31,
                                                                                         2004              2003
                                                                                   --------------    ---------------
ASSETS                                                                                (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents..................................................     $    18,074,958   $    17,086,826
   Accounts receivable - subscriber, less allowance for doubtful accounts of approximately $315,000 and $377,000 as of June 30, 2004 and December 31,
     2003, respectively.......................................................           1,035,932           890,936
   Accounts receivable - interexchange carriers, access charge pools and other, less allowance for doubtful accounts of approximately $99,000 as
     of June 30, 2004 and $96,000 as of December 31, 2003.....................           4,127,175         2,220,298
   Inventories................................................................           2,287,800         2,436,932
   Investments, available-for-sale, at fair value.............................             944,629         1,515,900
   Prepaid expenses and other current assets..................................           3,608,393         4,149,491
                                                                                   ---------------   ---------------
         Total current assets.................................................          30,078,887        28,300,383
                                                                                   ---------------   ---------------

OTHER ASSETS:
   Debt issuance costs, net...................................................             320,696           336,996
   Prepaid pension costs......................................................           3,849,659         4,171,009
   Intangible assets - pension................................................           2,371,699         2,371,699
                                                                                   ---------------   ---------------
         Total other assets...................................................           6,542,054         6,879,704
                                                                                   ---------------   ---------------

PROPERTY, PLANT AND EQUIPMENT, NET ...........................................          75,386,237        75,848,610
                                                                                   ---------------   ---------------
              Total assets....................................................     $   112,007,178   $   111,028,697
                                                                                   ===============   ===============

(Continued on next page)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

As of June 30, 2004 and December 31, 2003
--------------------------------------------------------------------------------

                                                                                       June 30,        December 31,
                                                                                         2004              2003
                                                                                   --------------    ---------------
                                                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable...........................................................     $     2,027,746   $     1,804,400
   Payable to Horizon PCS.....................................................              31,900            14,966
   Accrued personal property, real estate and other taxes.....................           1,903,122         2,768,421
   Accrued interest, payroll and other current liabilities....................           5,936,408         4,200,456
   Lines of credit............................................................             200,000         1,000,000
                                                                                   ---------------   ---------------
         Total current liabilities............................................          10,099,176         9,788,243
                                                                                   ---------------   ---------------

LONG-TERM DEBT AND OTHER LIABILITIES:
   Long-term debt.............................................................          42,000,000        42,000,000
   Deferred income taxes, net.................................................          10,974,397        11,158,066
   Postretirement benefit obligation..........................................          10,016,324         8,538,689
   Accrued pension costs......................................................           2,804,302         2,804,302
   Investment in Horizon PCS..................................................         470,934,704       470,934,704
   Other long-term liabilities................................................           2,183,386         2,374,250
                                                                                   ---------------   ---------------
         Total long-term debt and other liabilities...........................         538,913,113       537,810,011
                                                                                   ---------------   ---------------
           Total liabilities..................................................         549,012,289       547,598,254
                                                                                   ---------------   ---------------

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock - class A, no par value, 200,000 shares authorized, 99,726 shares issued and 90,561 shares outstanding at June 30, 2004 and December
     31, 2003, stated at $4.25 per share......................................             423,836           423,836
   Common stock - class B, no par value, 500,000 shares authorized, 299,507 shares issued and 271,983 shares outstanding at June 30, 2004, and
     299,450 shares issued and 271,926 shares outstanding at December 31,
     2003, stated at $4.25 per share..........................................           1,272,905         1,272,662
   Treasury stock - 36,689 shares, at cost....................................          (5,504,700)       (5,504,700)
   Accumulated other comprehensive income (loss), net.........................              50,516           318,455
   Additional paid-in capital.................................................          73,200,389        72,197,212
   Deferred stock compensation................................................             (14,232)          (15,522)
   Retained deficit...........................................................        (506,433,825)     (505,261,500)
                                                                                   ---------------   ---------------
           Total stockholders' equity (deficit)...............................        (437,005,111)     (436,569,557)
                                                                                   ---------------   ---------------
              Total liabilities and stockholders' equity (deficit)............     $   112,007,178   $   111,028,697
                                                                                   ===============   ===============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

                                                                For the Three Months Ended            For the Six Months Ended
                                                                         June 30,                              June 30,
                                                             --------------------------------      --------------------------------
                                                                  2004              2003               2004               2003
                                                             -------------      -------------      -------------      -------------
OPERATING REVENUES:
  PCS subscriber and roaming ...........................     $          --      $  61,419,109      $          --      $ 118,790,756
  PCS equipment ........................................                --          2,071,361                 --          3,889,457
  Basic local and long-distance service ................         3,766,749          3,713,394          7,567,794          7,350,075
  Network access .......................................         5,452,622          6,342,539         10,624,707         11,769,372
  Other local exchange services ........................         2,598,697          2,226,055          4,910,037          4,202,327
  Internet access and information services .............           967,401          1,030,579          1,909,596          2,039,959
  All other ............................................         1,258,074                 --          2,529,130                 --
                                                             -------------      -------------      -------------      -------------
      Total operating revenues .........................        14,043,543         76,803,037         27,541,264        148,041,946
                                                             -------------      -------------      -------------      -------------
OPERATING EXPENSES:
  Cost of goods sold ...................................           431,271          5,175,011            615,464         11,085,558
  Cost of services (exclusive of items
    shown separately below) ............................         4,322,939         50,889,739          8,878,261         98,949,166
  Selling and marketing ................................           490,655         12,781,208            953,934         25,640,381
  General and administrative (exclusive of
    items shown separately below) ......................         5,338,276         15,474,875         10,549,298         28,336,550
  Non-cash compensation ................................               645             96,609              1,290            193,218
  (Gain) Loss on sale of property and equipment ........                --            (41,064)                --            216,312
  Impairment of intangible assets and
    property and equipment .............................                --         73,760,278                 --         73,760,278
  Depreciation and amortization ........................         2,309,302         12,617,127          4,622,803         25,826,403
                                                             -------------      -------------      -------------      -------------
      Total operating expenses .........................        12,893,088        170,753,783         25,621,050        264,007,866
                                                             -------------      -------------      -------------      -------------
OPERATING INCOME (LOSS) ................................         1,150,455        (93,950,746)         1,920,214       (115,965,920)
                                                             -------------      -------------      -------------      -------------
NONOPERATING INCOME (EXPENSE):
  Interest expense, net ................................          (701,792)       (17,718,757)        (1,402,127)       (34,693,462)
  Subsidiary preferred stock dividends .................                --         (3,151,448)                --         (6,220,557)
  Gain (loss) on sale of investment ....................           753,282                 --            753,282                 --
  Interest income and other, net .......................            82,929            249,540            171,779            565,931
                                                             -------------      -------------      -------------      -------------
      Total nonoperating income (expense) ..............           134,419        (20,620,665)          (477,066)       (40,348,088)
                                                             -------------      -------------      -------------      -------------
INCOME (LOSS) BEFORE INCOME TAX BENEFIT
  (EXPENSE) and minority interest ......................         1,284,874       (114,571,411)         1,443,148       (156,314,008)

INCOME TAX BENEFIT (EXPENSE) ...........................          (623,636)         5,381,937           (672,859)         5,218,663

MINORITY INTEREST IN LOSS ..............................                --                 --                 --                 24
                                                             -------------      -------------      -------------      -------------
NET INCOME (LOSS) ......................................     $     661,238      $(109,189,474)     $     770,289      $(151,095,321)
                                                             =============      =============      =============      =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                                For the Three Months Ended            For the Six Months Ended
                                                                         June 30,                              June 30,
                                                             --------------------------------      --------------------------------
                                                                  2004              2003               2004               2003
                                                             -------------      -------------      -------------      -------------
Net income (loss) per share:
Basic ..................................................     $        1.82      $     (301.22)     $        2.12      $     (416.83)
                                                             =============      =============      =============      =============
Diluted ................................................     $        1.82      $     (301.22)     $        2.12      $     (416.83)
                                                             =============      =============      =============      =============
Weighted-average common shares outstanding:
Basic ..................................................           362,544            362,487            362,535            362,487
                                                             =============      =============      =============      =============
Diluted ................................................           362,704            362,487            362,698            362,487
                                                             =============      =============      =============      =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

                                                                For the Three Months Ended          For the Six Months Ended
                                                                         June 30,                              June 30,
                                                             --------------------------------      --------------------------------
                                                                 2004               2003               2004                2003
                                                             -------------      -------------      -------------      -------------
NET INCOME (LOSS) ......................................     $     661,238      $(109,189,474)     $     770,289      $(151,095,321)
                                                             =============      =============      =============      =============
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on
  hedging activities
                                                                        --            127,737                 --            461,644
Net unrealized gain (loss) on securities
  available-for-sale, net of taxes of
  $114,859 and $159,681 for the three
  months ended June 30, 2004 and 2003,
  respectively .........................................           167,559            309,969            183,560            354,162

  Reclassification adjustment for gains on
    securities included in net income, net of
    taxes of $309,497 for the three months
    ended June 30, 2004 ................................          (451,499)                --           (451,499)                --
                                                             -------------      -------------      -------------      -------------
COMPREHENSIVE INCOME (LOSS) ............................     $     377,298      $(108,751,768)     $     502,350      $(150,279,515)
                                                             =============      =============      =============      =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

                                                    Six Months Ended June 30,
                                                     2004             2003
                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ............................   $     770,289    $(151,095,321)
                                                 -------------    -------------
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization ..............       4,622,803       25,826,403
  Impairment of intangible assets and
    property and equipment ...................              --       73,760,278
  Deferred income tax benefit ................              --       (6,031,000)
  Non-cash compensation expense ..............           1,290          193,218
  Non-cash interest expense ..................          16,302       16,275,128
  Loss on disposal of property, plant
    and equipment ............................              --          216,312
  Non-cash preferred stock dividend
    of subsidiary ............................              --        6,220,557
  Minority interest in subsidiary ............              --              (24)
  Provision for bad debt expense .............         254,144        3,843,309
  Gain on sale of investments ................        (753,282)              --
  Decrease (Increase) in certain assets:
    Accounts receivable ......................      (2,306,017)      (7,454,660)
    Inventories ..............................         149,132          841,161
    Prepaid expenses and other
      current assets .........................         541,098       (1,366,006)
  Increase (Decrease) in certain
    liabilities:
    Accounts payable .........................         240,280       (7,172,592)
    Payable to Sprint ........................              --        4,088,607
    Accrued liabilities and deferred
      PCS service revenue ....................         870,654       13,836,172
    Postretirement benefit obligation ........       1,477,635          623,776
    Other assets and liabilities, net ........          69,496        1,239,731
                                                 -------------    -------------
      Total adjustments ......................       5,183,535      124,940,370
                                                 -------------    -------------
        Net cash provided by (used in)
          operating activities ...............       5,953,824      (26,154,951)
                                                 -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net ..................      (4,102,603)      (9,924,353)
  Proceeds from sale of investments ..........         876,105               --
                                                 -------------    -------------
        Net cash used in investing
          activities .........................      (3,226,498)      (9,924,353)
                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit ...............              --          750,000
  Repayments on line of credit ...............        (800,000)              --
  Exercise of stock options ..................           3,420               24
  Dividends paid .............................        (942,614)        (942,454)
                                                 -------------    -------------
        Net cash provided by (used in)
          financing activities ...............      (1,739,194)        (192,430)
                                                 -------------    -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...........................         988,132      (36,271,734)
CASH AND CASH EQUIVALENTS, beginning
  of period ..................................      17,086,826       94,948,351
                                                 -------------    -------------
CASH AND CASH EQUIVALENTS, end
  of period ..................................   $  18,074,958    $  58,676,617
                                                 =============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2004 and December 31, 2003
And for the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

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

      On June 27, 2004, Horizon PCS filed its plan of reorganization with the bankruptcy court. On July 4, 2004, Horizon PCS filed a disclosure statement with the bankruptcy court. On July 19, 2004, Horizon PCS completed a $125 million bond offering at 11 3/8% as part of its reorganization plan. Horizon PCS anticipates its reorganization plan being confirmed on September 21, 2004, and emerging from bankruptcy a short time thereafter. Upon emergence under this plan, Horizon Telcom's ownership in Horizon PCS may be reduced to an insignificant amount.

      While the long-term effect of the Bankruptcy Case cannot be determined, management believes the Bankruptcy Case will not have a material adverse effect on the liquidity of Horizon Telcom.

Accounting Impact

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Accounting Research Bulletin ("ARB") No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS. Therefore, Horizon Telcom's investment in Horizon PCS is the balance based on the application of the equity method through August 14, 2003 and any cost based activity subsequent to that date. Accordingly, the accompanying consolidated balance sheet as of June 30, 2004 does not include the consolidated accounts of Horizon PCS; it does however, include a negative investment of approximately $470.9 million. In addition, the accompanying consolidated statement of operations includes the consolidated results of operations of Horizon PCS through August 14, 2003. Upon the emergence of Horizon PCS from bankruptcy, the

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2004 and December 31, 2003
And for the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 2 - Bankruptcy of Horizon PCS and Liquidity (Continued)

negative investment will be reduced proportionately to the remaining ownership percentage, if any, retained by Horizon Telcom.

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

      Inventories consist of the following at June 30, 2004 and at December 31, 2003:

                                                       June 30,     December 31,
                                                         2004           2003
                                                      ----------    ------------
Equipment held for resale ........................    $  122,402     $  123,875
Materials, supplies and work in progress .........     2,165,398      2,313,057
                                                      ----------     ----------
  Total inventories ..............................    $2,287,800     $2,436,932
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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2004 and December 31, 2003
And for the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies (Continued)

Accounting for Rate Regulation

      Chillicothe Telephone is subject to rate regulation. SFAS No. 71 "Accounting for the Effects of Certain Types of Rate Regulation" provides that rate-regulated public utilities account for revenues and expenses and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates. Chillicothe Telephone follows the accounting and reporting requirements of SFAS No. 71. The Company has recorded regulatory liabilities of approximately $1,487,000 and $509,000 as of June 30, 2004 and December 31, 2003, respectively.

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

      The Company capitalizes interest pursuant to SFAS No. 34 "Capitalization of Interest Cost." The Company capitalized interest of approximately $18,000 and $645,000 for the six months ended June 30, 2004 and 2003, respectively. In addition, the Company capitalized labor costs of approximately $1,246,000 and $1,148,000 for the six months ended June 30, 2004 and 2003, respectively.

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2004 and December 31, 2003
And for the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies (Continued)

      The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each of the three and six month periods ended June 30:

                                                         Three Months Ended June 30,        Six Months Ended June 30,
                                                           2004             2003              2004          2003
                                                         --------      -------------        --------   -------------
Net income (loss)
  As reported ....................................       $661,238      $(109,189,474)       $770,289   $(151,095,321)
Add: Stock-based employee
  compensation expense included in
  reported net income (loss) .....................            645             96,609           1,290         193,218
Deduct: Total stock-based employee
  compensation expense determined under
  fair value base method for all awards ..........             --           (182,626)             --        (397,137)
                                                         --------      -------------        --------   -------------
Pro Forma net income (loss) ......................       $661,883      $(109,275,491)       $771,579   $(151,299,240)
                                                         ========      =============        ========   =============

Basic income (loss) per share:
As reported ......................................       $   1.82      $     (301.22)       $   2.12   $     (416.83)
Pro forma ........................................       $   1.83      $     (301.46)       $   2.13   $     (417.39)

Diluted income (loss) per share:
As reported ......................................       $   1.82      $     (301.22)       $   2.12   $     (416.83)
Pro forma ........................................       $   1.82      $     (301.46)       $   2.13   $     (417.39)

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

Recent Accounting Pronouncements

      In May 2004, FASB issued Staff Position 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. During the second quarter of 2004, the Company adopted the provisions of FSP 106-2. The adoption of FSP 106-2 did not have a material impact on our financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2004 and December 31, 2003
And for the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies (Continued)

Reclassifications

      Certain prior year amounts have been reclassified to conform with the 2004 presentation.

NOTE 5 - Segment Information

      Operating segments are defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Accordingly, the Company is organized around individual business units. For the quarter and six months ended June 30, 2004, the Company has determined that its three operating segments are the local exchange company, the information services business, and its wireless business. Prior periods have been restated below reflecting these segments. Separate financial information is available for these segments, and a chief decision maker resides over each segment, regularly reviewing the operations of the segment. The information services business segment includes one primary revenue stream: internet access. As discussed in
Note 2, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS and the accounts of Horizon PCS are recorded as an investment using the cost method of accounting. Accordingly, the wireless business segment does not include activity after August 14, 2003.

      Other business activities of the Company include revenue and expenses for corporate support, including unallocated administrative expenses incurred at the corporate level. Amounts related to these business activities are included below under the heading "All other." All other assets represent common assets not identified to an operating segment.

      The Company evaluates the performance of the segments based on operating earnings before the allocation of administrative expenses. Information about interest income and expense and income taxes is not provided on a segment level. The accounting policies of the segments are the same as described in the summary of significant accounting policies.

      The following table includes revenue, intercompany revenues, operating earnings (loss), depreciation and amortization expense, and capital expenditures for the quarters ended June 30, 2004 and 2003, and assets as of June 30, 2004 and December 31, 2003, for each segment and reconciling items necessary to total to amounts reported in the financial statements:

                                                                                         Net Revenue
                                                            Three Months Ended June 30,                Six Months Ended June 30,
                                                         ---------------------------------         ---------------------------------
                                                             2004                 2003                2004                  2003
                                                         ------------         ------------         ------------         ------------
Wireless business ..............................         $         --         $ 63,490,470         $         --         $122,680,213
Local exchange company .........................           11,818,068           12,281,988           23,102,538           23,321,774
Information services business ..................              967,401            1,030,579            1,909,596            2,039,959
All other ......................................            1,258,074                   --            2,529,130                   --
                                                         ------------         ------------         ------------         ------------
    Total net revenues .........................         $ 14,043,543         $ 76,803,037         $ 27,541,264         $148,041,946
                                                         ============         ============         ============         ============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2004 and December 31, 2003
And for the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - Segment Information (Continued)

                                                                                  Intercompany Revenue
                                                          Three Months Ended June 30,                 Six Months Ended June 30,
                                                       ----------------------------------        ----------------------------------
                                                           2004                 2003                 2004                 2003
                                                       -------------        -------------        -------------        -------------
Wireless business ..............................       $          --        $      17,351        $          --        $      22,531
Local exchange company .........................             151,513              294,637              292,398              609,320
Information services business ..................             158,572              174,509              354,074              306,045
All other ......................................                  --                   --                   --                   --
                                                       -------------        -------------        -------------        -------------
    Total intercompany revenues ................       $     310,085        $     486,497        $     646,472        $     937,896
                                                       =============        =============        =============        =============

                                                                                Operating Earnings (Loss)
                                                          Three Months Ended June 30,                 Six Months Ended June 30,
                                                       ----------------------------------        ----------------------------------
                                                           2004                 2003                 2004                 2003
                                                       -------------        -------------        -------------        -------------
Wireless business ..............................       $          --        $ (94,930,836)       $          --        $(116,501,478)
Local exchange company .........................           3,237,220            4,310,554            5,986,699            7,238,697
Information services business ..................            (545,558)            (394,360)          (1,084,038)            (843,133)
All other ......................................          (1,541,207)          (2,936,104)          (2,982,447)          (5,860,006)
                                                       -------------        -------------        -------------        -------------
    Total operating income (loss) ..............       $   1,150,455        $ (93,950,746)       $   1,920,214        $(115,965,920)
                                                       =============        =============        =============        =============

                                                                              Depreciation and Amortization
                                                          Three Months Ended June 30,                 Six Months Ended June 30,
                                                       ----------------------------------        ----------------------------------
                                                           2004                 2003                 2004                 2003
                                                       -------------        -------------        -------------        -------------
Wireless business ..............................       $          --        $  10,291,619        $          --        $  21,152,305
Local exchange company .........................           2,228,219            2,246,945            4,461,336            4,519,509
Information services business ..................              81,083               78,563              161,467              154,589
All other ......................................                  --                   --                   --                   --
                                                       -------------        -------------        -------------        -------------
    Total depreciation and amortization ........       $   2,309,302        $  12,617,127        $   4,622,803        $  25,826,403
                                                       =============        =============        =============        =============

                                                                                  Capital Expenditures
                                                          Three Months Ended June 30,                 Six Months Ended June 30,
                                                       ----------------------------------        ----------------------------------
                                                           2004                 2003                 2004                 2003
                                                       -------------        -------------        -------------        -------------
Wireless business ..............................       $          --        $   3,440,316        $          --        $   5,649,629
Local exchange company .........................           2,032,062            2,366,243            4,050,078            4,192,659
Information services business ..................              22,032               19,330               45,377               50,115
All other ......................................               7,148               24,737                7,148               31,950
                                                       -------------        -------------        -------------        -------------
    Total capital expenditures .................       $   2,061,242        $   5,850,626        $   4,102,603        $   9,924,353
                                                       =============        =============        =============        =============

                                                                    Assets
                                                         June 30,            December 31,
                                                           2004                 2003
                                                       -------------        -------------
Wireless business ..............................       $          --        $          --
Local exchange company .........................         108,215,869          105,431,823
Information services business ..................           1,265,247            1,511,220
All other ......................................           2,526,062            4,085,654
                                                       -------------        -------------
    Total assets ...............................       $ 112,007,178        $ 111,028,697
                                                       =============        =============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2004 and December 31, 2003
And for the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - Segment Information (Continued)

Net operating revenues by product and services were as follows for the three and six months ended June 30:

                                                                 Three Months Ended June 30,            Six Months Ended June 30,
                                                               -------------------------------       -------------------------------
                                                                   2004               2003               2004               2003
                                                               ------------       ------------       ------------       ------------
Wireless business:
  PCS subscriber revenue ...............................       $         --       $ 47,840,415       $         --       $ 91,414,189
  PCS roaming revenue ..................................                 --         13,578,695                 --         27,376,568
  PCS equipment sales ..................................                 --          2,071,360                 --          3,889,456
                                                               ------------       ------------       ------------       ------------
    Total wireless business ............................                 --         63,490,470                 --        122,680,213
                                                               ------------       ------------       ------------       ------------

Local exchange company:
  Basic local service ..................................          3,581,665          3,483,204          7,177,101          6,871,340
  Long-distance service ................................            185,084            230,190            390,693            478,735
  Network access .......................................          2,347,928          3,194,919          4,781,657          5,822,365
  Universal Service Support Fund .......................          3,104,694          3,147,620          5,843,050          5,947,007
  Directory advertising, VDSL and equipment
    sales ..............................................          2,128,775          1,747,988          3,924,724          3,240,667
  Other related telephone service ......................            469,922            478,067            985,313            961,660
                                                               ------------       ------------       ------------       ------------
    Total local exchange company .......................         11,818,068         12,281,988         23,102,538         23,321,774
                                                               ------------       ------------       ------------       ------------

Information services business:
  Internet access services .............................            548,304            668,301          1,121,302          1,372,043
  Horizon long distance ................................            219,165            209,403            452,732            417,406
  Other information services ...........................            199,932            152,875            335,562            250,510
                                                               ------------       ------------       ------------       ------------
    Total information services business ................            967,401          1,030,579          1,909,596          2,039,959
                                                               ------------       ------------       ------------       ------------

Other:
  Other miscellaneous revenues .........................          1,258,074                 --          2,529,130                 --
                                                               ------------       ------------       ------------       ------------
    Total other ........................................          1,258,074                 --          2,529,130                 --
                                                               ------------       ------------       ------------       ------------
      Total operating revenues .........................       $ 14,043,543       $ 76,803,037       $ 27,541,264       $148,041,946
                                                               ============       ============       ============       ============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2004 and December 31, 2003
And for the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - Investments

      The following summarizes unrealized gains and losses on investments at June 30, 2004, and December 31, 2003:

2004:

                                                                                 Unrealized        Unrealized           Fair
                                                                 Cost               Gain              Loss              Value
                                                               --------          ----------        ----------        ----------
Equity securities available-for-sale .....................     $130,338          $  814,291          $   --          $  944,629
                                                               ========          ==========          ======          ==========

2003:

                                                                                 Unrealized        Unrealized           Fair
                                                                 Cost               Gain              Loss              Value
                                                               --------          ----------        ----------        ----------
Equity securities available-for-sale ....................      $250,000          $1,265,900          $   --          $1,515,900
                                                               ========          ==========          ======          ==========

NOTE 7 - Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                                 June 30,          December 31,
                                                   2004               2003
                                               -------------      -------------
Network assets ...........................     $ 105,957,010      $ 103,594,174
Land and buildings .......................        15,257,535         15,112,337
Computer and telecommunications
  equipment ..............................        11,287,296         11,162,687
Furniture, vehicles and office
  equipment ..............................         5,016,861          5,008,048
                                               -------------      -------------
  Property, plant and equipment
    in-service, at cost ..................       137,518,702        134,877,246
Accumulated depreciation .................       (63,237,223)       (60,409,370)
                                               -------------      -------------
    Property, plant and equipment
      in-service, net ....................        74,281,479         74,467,876
Construction work in progress ............         1,104,758          1,380,734
                                               -------------      -------------
      Total property, plant and
        equipment, net ...................     $  75,386,237      $  75,848,610
                                               =============      =============

      During the six months ended June 30, 2003, the Company incurred a loss of approximately $216,000 related to closing of two of our PCS retail stores and a planned PCS store that never opened.

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2004 and December 31, 2003
And for the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

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

NOTE 9 - Other Current Liabilities

      Accrued personal property, real estate and other taxes consisted of the following as of:

                                                      June 30,      December 31,
                                                        2004            2003
                                                     ----------     ------------
Accrued real estate and
  personal property taxes ....................       $1,282,623      $2,360,235
All other accrued taxes ......................          620,499         408,186
                                                     ----------      ----------
  Total accrued personal property,
    real estate, and other taxes .............       $1,903,122      $2,768,421
                                                     ==========      ==========

      Accrued interest, payroll and other current liabilities consisted of the following as of:

                                                      June 30,      December 31,
                                                        2004            2003
                                                     ----------     ------------
Accrued directory commissions ................       $  609,206      $  151,295
Accrued interest .............................          898,049         903,222
Accrued vacation and payroll .................        1,599,287       1,232,321
Deferred revenue .............................        1,315,311         331,179
Postretirement benefit
  obligation - current .......................          592,416         592,416
All other accrued liabilities ................          922,139         990,023
                                                     ----------      ----------
  Total accrued interest, payroll
    and other current liabilities ............       $5,936,408      $4,200,456
                                                     ==========      ==========

NOTE 10 - Lines of Credit

      On December 15, 2002, Chillicothe Telephone entered into an agreement with Huntington National Bank for a line of credit that provides maximum borrowings of $15,000,000, payable on demand. Interest accrues on the outstanding balance at a fluctuating rate tied to the LIBOR and is due and payable monthly. At June 30, 2004, the interest rate on the line of credit was 2.94%. As of June 30, 2004, Chillicothe Telephone had drawn $200,000 under this line of credit. The line of credit expires October 15, 2004. The line of credit contains several covenants requiring minimum tangible net worth, a fixed charge coverage ratio, a funded debt to consolidated total capitalization ratio and an interest coverage ratio. As of June 30, 2004, Chillicothe Telephone was in compliance with these covenants.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of June 30, 2004 and December 31, 2003
And for the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Long-Term Debt

      The components of long-term debt outstanding are as follows:

                                    Interest Rate at
                                        June 30,       June 30,     December 31,
                                          2004           2004           2003
                                    ----------------  -----------   -----------
Chillicothe Telephone:
2002 Senior Notes .................      6.64%        $30,000,000   $30,000,000
1998 Senior Notes .................      6.72%         12,000,000    12,000,000
                                                      -----------   -----------
    Total long-term debt ..........      0.00%        $42,000,000   $42,000,000
                                                      -----------   -----------

NOTE 12 - Pension Plans and Other Retirement Benefits

                                              Pension Benefits        Other Benefits        Pension Benefits        Other Benefits
                                             ------------------      -----------------     -----------------       -----------------
                                                For the Three Months Ended June 30,           For the Six Months Ended June 30,
                                              2003        2004        2003*      2004       2003        2004        2003*      2004
                                             ------      ------      ------     ------     ------      ------      ------     ------
                                                          (in thousands)                                (in thousands)
Components of net
  periodic benefit
  cost:
  Service cost .........................     $  140      $  197      $  207     $  233     $  280      $  394      $  414     $  466
  Interest cost ........................        296         339         345        373        592         678         690        746
  Expected return
    on plan assets .....................       (334)       (372)         --         --       (668)       (744)         --         --
  Amortization of
    transition
    obligation .........................         --          (2)         56         56         --          (4)        112        112
  Amortization of
    prior service
    cost ...............................         23          55          52         52         46         110         104        104
  Recognized net
    actuarial loss .....................         61          63         118        132        122         126         236        264
                                             ------      ------      ------     ------     ------      ------      ------     ------
  Net periodic benefit
    cost ...............................     $  186      $  280      $  778     $  846     $  372      $  560      $1,556     $1,692
                                             ======      ======      ======     ======     ======      ======      ======     ======

      * Amounts in the other benefits column exclude Horizon PCS.

      The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $239,056 to its pension plans and $592,416 to other benefit plans in 2004. As of June 30, 2004, $239,056 and $171,476 were contributed for pension plans and other benefit plans, respectively.

      In accordance with FASB staff position 106-2, the Company has yet to determine whether its plan is actuarially equivalent to the Medicare prescription-drug benefit. The Company will continue to make a determination of its plan's equivalency and account for the effect of any subsidy in the period corresponding to the plan's next measurement date. Accordingly, the numbers included in the tables above and in the financial statements do not reflect any effect from the accounting requirements of FASB staff position 106-2.

      The Company eliminated retiree medical benefits for employees retiring after July 15, 2004. The effects of this event are not included in the results for the period ended June 30, 2004. During the second quarter of 2004, the Company announced the reduction of benefits available to future retirees. Employees who retire after July 15, 2004, will no longer be eligible for medical benefits under the Horizon Retiree Medical Plan. They will be eligible to participate in the Horizon Prescription Drug plan until Medicare Part D takes effect in 2006. The Company has not yet determined the financial impact this will have to future operations.

Notes to Consolidated Financial Statements
As of June 30, 2004 and December 31, 2003
And for the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 13 - Commitments and Contingencies

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

      At June 30, 2004, Chillicothe Telephone serviced approximately 36,800 access lines in Chillicothe, Ohio and the surrounding area. Horizon Technology provided Internet service to approximately 8,600 customers through its bright.net Internet service.

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

      In accordance with SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries" and ARB No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS. Therefore, Horizon Telcom's investment in Horizon PCS is the balance based on the application of the equity method through August 14, 2003 and any cost based activity subsequent to that date. Accordingly, the accompanying consolidated balance sheet as of June 30, 2004 does not include the consolidated accounts of Horizon PCS; it does however, include a negative investment of approximately $470.9 million. In addition, the accompanying consolidated statement of operations for the period ended June 30, 2004 includes the consolidated results of operations of Horizon PCS through August 14, 2003. Upon the emergence of Horizon PCS from bankruptcy, the negative investment will be reduced proportionately to the remaining ownership percentage, if any, retained by Horizon Telcom.

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

Results of Operations for the Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

      This discussion and analysis is presented on an operating segment basis. The following unaudited table details the consolidated statements of income by operating segment for the three months ended June 30, 2004 and 2003:

                                                                For the Three Months Ended, June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                        Wireless              Local Exchange            Information
                                       Business(1)               Company             Services Business         All Other Services
(Dollars in thousands)              -----------------    ----------------------    ----------------------    ----------------------
                                    2004      2003         2004         2003         2004         2003         2004         2003
OPERATING REVENUES:                 -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
  PCS subscriber and
    roaming .....................   $  --   $  61,419    $      --    $      --    $      --    $      --    $      --    $      --
  PCS equipment .................      --       2,071           --           --           --           --           --           --
  Basic local and
    long-distance ...............      --          --        3,767        3,713           --           --           --           --
  Network access ................      --          --        5,453        6,343           --           --           --           --
  Other local
    exchange services ...........      --          --        2,598        2,226           --           --           --           --
  Internet access and
    informational
    services ....................      --          --           --           --          967        1,031           --           --
  All other .....................      --          --           --           --           --           --        1,258           --
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Total operating
      revenues ..................      --      63,490       11,818       12,282          967        1,031        1,258           --
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
OPERATING EXPENSES:
  Cost of PCS and
    other equipment
    sales .......................      --       5,074          305           56          126           45           --           --
  Cost of services ..............      --      46,841        3,593        3,330          825          814          (95)         (95)
  Selling and
    marketing ...................      --      12,351          384          320          106          105            1            6
  General and
    administrative ..............      --      10,051        2,071        2,017          375          382        2,893        3,022
  Non-cash
    compensation ................      --         .93           --            1           --           --           --            3
  Loss on disposal
    of assets ...................      --         (41)          --           --           --           --           --           --
  Depreciation and
    amortization ................      --      10,292        2,228        2,247           81           79           --           --
  Impairment of
    Horizon PCS
      assets ....................      --      73,760           --           --           --           --           --           --
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
      Total operating expenses ..      --     158,421        8,581        7,971        1,513        1,425        2,799        2,936
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
OPERATING INCOME
  (LOSS) ........................      --     (94,931)       3,237        4,311         (546)        (394)      (1,541)      (2,936)
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
NONOPERATING INCOME
  (EXPENSE):
  Interest expense,
    net .........................      --     (17,011)        (702)        (708)          --           --           --           --
  Subsidiary
    preferred stock
    dividends ...................      --      (3,151)          --           --           --           --           --           --
  Gain on sale of
    investment ..................      --          --          753           --           --           --           --           --
  Interest income
    and other, net ..............      --         226           76           22           --           (2)           7            3
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
  Total nonoperating
    expense .....................      --     (19,936)         127         (686)          --           (2)           7            3
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE
  INCOME TAX
  EXPENSE and minority
    interest ....................      --    (114,867)       3,364        3,625         (546)        (396)      (1,534)      (2,933)

INCOME TAX (EXPENSE)
  BENEFIT .......................      --       6,031         (839)        (820)         199          151           17           20

MINORITY INTEREST
  IN LOSS .......................      --          --           --           --           --           --           --           --
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
NET INCOME (LOSS) ...............   $  --   $(108,836)   $   2,525    $   2,805    $    (347)   $    (245)   $  (1,517)   $  (2,913)
                                    =====   =========    =========    =========    =========    =========    =========    =========
OTHER COMPREHENSIVE
  INCOME (LOSS)
Net realized gain
  (loss) on hedging
  activities ....................      --         127           --           --           --           --           --           --
Net unrealized gain
  (loss) on
  securities
  available-for-sale,
  net of taxes ..................      --          --          168          310           --           --           --           --
  Reclassification
    adjustment for
    gains included
    in net income,
    net of taxes ................      --          --         (452)          --           --           --           --           --
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
COMPREHENSIVE INCOME
  (LOSS) ........................   $  --   $(108,709)   $   2,241    $   3,115    $    (347)   $    (245)   $  (1,517)   $  (2,913)
                                    =====   =========    =========    =========    =========    =========    =========    =========

      (1) Amounts in the wireless business column include the results of Horizon PCS through August 14, 2003 (Note 2).

Local Exchange Company Segment and All Other Services

      The following discussion details the results of operations of our local exchange company segment and all other services not assigned to a segment for the last fiscal quarter.

Results of Operations

      Revenues. Network access revenue decreased by approximately $800,000 for the three months ended June 30, 2004, to approximately $5.5 million. This decrease was due to significantly lower rates for special access interstate and intrastate revenues. Basic local and long distance revenues and other increased approximately $100,000 to approximately $3.8 million for the three months ended June 30, 2004 as compared to June 30, 2003. This increase was the result of an increase in the Asymmetric Digital Subscriber Line ("ADSL") customer base.

      Other local exchange services revenue for the local exchange company segment increased by approximately $400,000 to approximately $2.6 million for the three months ended June 30, 2004. This increase was primarily driven by one contract awarded to Chillicothe Telephone involving equipment installation. This project should be completed in 2004.

      All other revenues for the all other services segment increased by approximately $1.3 million to approximately $1.3 million for the three months ended June 30, 2004. The increase was related to Horizon Services revenue derived from certain support services provided to Horizon PCS. This revenue was eliminated in consolidation prior to Horizon PCS' August 14, 2003 Bankruptcy Case.

      Cost of equipment sales. Cost of goods sold primarily consists of business system sales and customer maintenance expenses. Cost of goods sold for the local exchange company segment increased by approximately $200,000 to approximately $300,000 for the three months ended June 30, 2004 as compared to the same period in 2003. This increase is due to the contract mentioned above.

      Cost of services. Cost of services includes customer care support and network-related costs, including switching, access and circuit expenses. Cost of services also includes expenses related to the installation of our VDSL service.

      Cost of services for the three months ended June 30, 2004 for the local exchange company segment increased approximately $300,000 to approximately $3.6 million as compared to the three months ended June 30, 2003. This increase was due to increased payroll costs and programming fees related to VDSL.

      Cost of services for the three months ended June 30, 2004 for all other services was essentially flat at approximately ($100,000) compared to the same period in 2003. This credit is from amortizing our deferred gain on sale of towers.

      Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs including marketing for VDSL. Selling and marketing expenses for the local exchange company segment and all other services were approximately $400,000, essentially flat for the three months ended June 30, 2004 as compared to the same three months in 2003.

      General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses for the local exchange company segment increased by approximately $100,000 to approximately $2.1 million for the three months ended June 30, 2004 as compared to the same period in 2003. This increase was the result of higher pension costs and wages.

      General and administrative expenses for all other services decreased by approximately $100,000 to approximately $3.0 million for the three months ended June 30, 2004. This decrease was the result of a decrease in the number of leased computers.

      Non-cash compensation expense. Non-cash compensation expense is the amortization of the value of stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. Non-cash compensation expense for the local exchange company segment and all other services was essentially flat for the three months ended June 30, 2004 as compared to the same three months in 2003.

      Depreciation and amortization expense. Depreciation and amortization expense for the local exchange company segment was essentially flat at approximately $2.2 million for the three months ended June 30, 2004 and 2003.

      Interest expense, net. Interest expense for the local exchange company segment and all other services for the three months ended June 30, 2004, was essentially flat at approximately $700,000, as compared to the three months ended June 30, 2003. Capitalized construction interest was approximately $7,000 and $5,000, for the three months ended June 30, 2004 and 2003, respectively.

      Gain on sale of investment. The local exchange company segment recorded a gain of approximately $800,000 related to the sale of approximately 50% of its investments available-for-sale.

      Interest income and other, net. The local exchange company segment recorded approximately $70,000 of other income consisting of interest income and rental revenue in the three months ended June 30, 2004 as compared to approximately $22,000 during the same period in 2003.

      Income tax expense. Income tax expense for the local exchange company segment was essentially flat at approximately $800,000 for the three months ended June 30, 2004 and 2003.

      Net Income. The local exchange company segment reported net income of approximately $2.5 million for the three months ended June 30, 2004, compared to approximately $2.8 million for the same period in 2003. Net income has declined as a result of lower revenue and higher operating expenses. Network access revenue has declined while operating expenses, including cost of service, has increased. We expect this trend to continue for the remainder of 2004.

      Other comprehensive income (loss). The local exchange company recognized a gain of approximately $168,000 in the second quarter of 2004, compared to a gain of approximately $310,000 for the same period in 2003, related to the increase in fair market value of its investments available-for-sale, net of taxes of approximately $115,000 and $160,000, respectively. The increase in fair market value was offset by the sale of approximately $452,000, or 50%, of the investments available-for-sale in the current quarter.

Information Services Business Segment

      The following discussion details the results of operations of our information services business segment for the last fiscal quarter.

Results of Operations

      Revenues. Internet access and information services were essentially flat at $1.0 million for the three months ended June 30, 2004. We expect bright.net revenues to decrease in future periods as the customer base continues to shift from bright.net to other high speed services, including VDSL provided by Chillicothe Telephone.

      Cost of equipment sales. Cost of goods sold primarily consists of business system sales and customer maintenance expenses. Cost of goods sold increased approximately $100,000 for the three months ended June 30, 2004 as compared to the same period in 2003.

      Cost of services. Cost of services includes customer care support and network-related costs. Cost of services for the three months ended June 30, 2004 for the information services business segment was essentially flat at $800,000.

      Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs. Selling and marketing expenses for the information services business segment were approximately $100,000, essentially flat for the three months ended June 30, 2004 as compared to the same three months in 2003.

      General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses for the information services business segment were essentially flat at $400,000 for the three months ended June 30, 2004 as compared to the same period in 2003.

      Depreciation and amortization expense. Depreciation and amortization expense was essentially flat at approximately $100,000 for the three months ended June 30, 2004 and 2003.

      Income tax expense. Income tax benefit for the information services business segment was essentially flat at approximately $200,000 for the three months ended June 30, 2004 and 2003.

      Net Loss. The information services business segment lost approximately $300,000 during the three months ended June 30, 2004, slightly higher than the same period in 2003. This loss does not include the corporate allocations from Horizon Services of approximately $100,000. We expect these losses to continue at this level for the remainder of 2004 as the information services segment continues to build its customer base and expand its product offering.

Results of Operations for the Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

      This discussion and analysis is presented on an operating segment basis. The following unaudited table details the consolidated statements of income by operating segment for the six months ended June 30, 2004 and 2003:

                                                                For the Six Months Ended, June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                        Wireless              Local Exchange            Information
                                       Business(1)               Company             Services Business         All Other Services
(Dollars in thousands)              -----------------    ----------------------    ----------------------    ----------------------
                                    2004      2003         2004         2003         2004         2003         2004         2003
OPERATING REVENUES:                 -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
  PCS subscriber
    and roaming .................   $  --   $ 118,791    $      --    $      --    $      --    $      --    $      --    $      --
  PCS equipment .................      --       3,889           --           --           --           --           --           --
  Basic local and
    long-distance ...............      --          --        7,568        7,350           --           --           --           --
  Network access ................      --          --       10,625       11,769           --           --           --           --
  Other local
    exchange services ...........      --          --        4,910        4,203           --           --           --           --
  Internet access
    and information
    services ....................      --          --           --           --        1,910        2,040           --           --
  All other .....................      --          --           --           --           --           --        2,529           --
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Total operating
      revenues ..................      --     122,680       23,103       23,322        1,910        2,040        2,529           --
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
OPERATING EXPENSES:
  Cost of PCS and
    other equipment
    sales .......................      --      10,829          426          188          190           69           --           --
  Cost of services ..............      --      90,638        7,399        6,793        1,670        1,709         (191)        (191)
  Selling and
    marketing ...................      --      24,792          753          654          199          189            2            6
  General and
    administrative ..............      --      17,608        4,077        3,926          773          761        5,699        6,040
  Non-cash
    compensation ................      --        .186           --            2           --           --            2            5
  Loss on disposal
    of assets ...................      --        .216           --           --           --           --           --           --
  Depreciation and
    amortization ................      --      21,152        4,462        4,520          161          155           --           --
  Impairment of
    Horizon PCS
    assets ......................      --      73,760           --           --           --           --           --           --
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
      Total operating
        expenses ................      --     239,181       17,117       16,083        2,993        2,883        5,512        5,860
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS) .........      --    (116,501)       5,986        7,239       (1,083)        (843)      (2,983)      (5,860)
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
NONOPERATING INCOME
  (EXPENSE):
  Interest expense, net .........      --     (33,284)      (1,402)      (1,409)          --           --           --           --
  Subsidiary preferred
    stock dividends .............      --      (6,221)          --           --           --           --           --           --
  Gain on sale of
    investment ..................      --          --          753           --           --           --           --           --
  Interest income and
    other, net ..................      --         526          142           34           (1)          (1)          31            7
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
  Total nonoperating
    expense .....................      --     (38,979)        (507)      (1,375)          (1)          (1)          31            7
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
LOSS BEFORE INCOME
  TAX EXPENSE AND
  MINORITY INTEREST .............      --    (155,480)       5,479        5,864       (1,084)        (844)      (2,952)      (5,853)

INCOME TAX (EXPENSE)
  BENEFIT .......................      --       6,031       (1,113)      (1,162)         432          333            8           16

MINORITY INTEREST IN
  LOSS ..........................      --          --           --           --           --           --           --           --
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------

NET INCOME (LOSS) ...............   $  --   $(149,449)   $   4,366    $   4,702    $    (652)   $    (511)   $  (2,944)   $  (5,837)
                                    =====   =========    =========    =========    =========    =========    =========    =========
OTHER COMPREHENSIVE
  INCOME (LOSS)
Net realized gain on
  hedging activities ............      --         462           --           --           --           --           --           --
Net unrealized gain
  (loss) on securities
  available-for-sale,
  net of taxes ..................      --          --          184          354           --           --           --           --
Reclassification
  adjustment for gains
  included in net
  income, net of
  taxes .........................      --          --         (452)          --           --           --           --           --
                                    -----   ---------    ---------    ---------    ---------    ---------    ---------    ---------
COMPREHENSIVE INCOME
  (LOSS) ........................   $  --   $(148,987)   $   4,098    $   5,056    $    (652)   $    (511)   $  (2,944)   $  (5,837)
                                    =====   =========    =========    =========    =========    =========    =========    =========

      (1) Amounts in the wireless business column include the results of Horizon PCS through August 14, 2003 (Note 2).

Local Exchange Company Segment and All Other Services

      The following discussion details the results of operations of our local exchange company segment and all other services not assigned to a segment for the past two fiscal quarters.

Results of Operations

      Revenues. Network access revenues decreased by approximately $1.2 million for the six months ended June 30, 2004, to approximately $10.6 million. This decrease in access revenues was due to decreases in Universal Service Support Fund ("USSF") revenues, and rate decreases in interstate and intrastate special access revenues for the six months ended June 30, 2004 compared to the same period in 2003. USSF revenues are provided by a federal fund and are used to subsidize high cost carriers in rural markets. Basic local and long distance revenue increased by approximately $200,000 to approximately $7.6 million for the six months ended June 30, 2004. This increase was the result of increased ADSL customers.

      Other local exchange revenue for the local exchange company segment increased by approximately $700,000 to $4.9 million for the six months ended June 30, 2004. This increase was driven by a contract awarded to Chillicothe Telephone involving equipment installation of approximately $400,000. This project should be completed in 2004. VDSL revenue increased approximately $300,000 as we continued to build our VDSL customer base.

      All other revenues for the all other services segment increased by approximately $2.5 million to approximately $2.5 million for the six months ended June 30, 2004. The increase was related to Horizon Services revenue derived from certain support services provided to Horizon PCS. This revenue was eliminated in consolidation prior to Horizon PCS' August 14, 2003 Bankruptcy Case.

      Cost of equipment sales. Cost of goods sold primarily consists of business system sales and customer maintenance expenses. Cost of goods sold for the local exchange company segment increased approximately $200,000 for the six months ended June 30, 2004 as compared to the same period in 2003. This increase is due to the contract mentioned above.

      Cost of services. Cost of services includes customer care support, and network-related costs, including switching, access and circuit expenses. Cost of services also includes expenses related to the installation of our VDSL service.

      Cost of services for the six months ended June 30, 2004, was approximately $7.4 million for the local exchange company segment, compared to approximately $6.8 million for the six months ended June 30, 2003, an increase of approximately $600,000. The increase is related to the continued installation and programming expenses associated with our VDSL service and to increased personnel wages and other related expenses.

      Cost of services for the six months ended June 30, 2004 for all other services was essentially flat at approximately ($200,000) compared to the same period in 2003, due to amortizing a gain on sale of towers.

      Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs including marketing for VDSL. Selling and marketing expenses for the local exchange company segment was approximately $800,000 for the six months ended June 30, 2004, compared to approximately $700,000 for the six months ending June 30, 2003. The increase is related to additional payroll and related benefit expenses.

      General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses for the local exchange company segment increased by approximately $100,000 to approximately $4.1 million for the six months ended June 30, 2004, primarily due to an increase in payroll and related benefits.

      General and administrative expenses for all other services was approximately $5.7 million for the six months ended June 30, 2004 as compared to $6.0 million for the six months ended June 30, 2003. This decrease was the result of a decrease in the number of leased computers.

      Non-cash compensation expense. Non-cash compensation expense is the amortization of the value of stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. Non-cash compensation expense for the local exchange company segment and all other services was essentially flat for the six months ended June 30, 2004 compared to the same six months in 2003.

      Depreciation and amortization expense. Depreciation and amortization expense for the local exchange company segment was essentially flat at approximately $4.5 million for the six months ended June 30, 2004 and 2003.

      Interest expense, net. Interest expense for the local exchange company segment and all other services for the six months ended June 30, 2004 and 2003 remained unchanged at approximately $1.4 million. Capitalized construction interest was approximately $18,000 and $15,000, for the six months ended June 30, 2004 and 2003, respectively.

      Gain on sale of investment. The local exchange company segment recorded a gain of approximately $800,000 related to the sale of approximately 50% of its investments available for sale.

      Interest income and other, net. The local exchange company segment recorded approximately $140,000 of other income in the six months ended June 30, 2004. In 2003, income of approximately $30,000 was recorded related to non-operating corporate activity.

      Income tax expense. Income tax expense for the local exchange company segment was approximately $1.1 million for the six months ended June 30, 2004, compared to approximately $1.2 million for the same period in 2003, reflecting lower net income before tax in 2004. All other services was essentially flat at an approximate tax benefit of $8,000 and $16,000 for the six months ended June 30, 2004 and 2003, respectively.

      Net Income. The local exchange company segment reported net income of approximately $4.4 million for the six months ended June 30, 2004, compared to approximately $4.7 million for the same period in 2003. Net income has declined as a result of lower revenue and higher operating expenses. Network access revenue has declined while operating expenses, including cost of service, has increased. We expect this trend to continue for the remainder of 2004.

      Other comprehensive income (loss). The local exchange company segment recognized approximately $184,000 of income for the six months ended June 30, 2004, compared to income of approximately $354,000 for the same period in 2003, related to the increase in fair market value of its investments available-for-sale, net of tax expense of approximately $126,000 and approximately $182,000, respectively. The increase in fair market value was offset by the sale of approximately $452,000, or 50%, of the investments available-for-sale during the six months ended June 30, 2004.

Information Services Business Segment

      The following discussion details the results of operations of our information services business for the past two fiscal quarters.

Results of Operations

      Revenues. Internet access and other revenues decreased by approximately $100,000 to $1.9 million for the six months ended June 30, 2004. Other revenues were impacted by decreased bright.net dial-up Internet service subscribers. We believe a number of these lost dial-up customers have switched to high-speed VDSL service on our local exchange company segment.

      Cost of equipment sales. Cost of goods sold primarily consists of business system sales and customer maintenance expenses. Cost of goods sold increased approximately $100,000 for the six months ended June 30, 2004 as compared to the same period in 2003.

      Cost of services. Cost of services includes customer care support, and network-related costs. Cost of services for the six months ended June 30, 2004, was essentially flat at $1.7 million as compared to the same period for 2003.

      Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs. Selling and marketing expense was essentially flat at approximately $200,000 for the six months ended June 30, 2004 and 2003.

      General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses for the information services business segment were essentially flat at approximately $800,000 for the six months ended June 30, 2004 and 2003.

      Depreciation and amortization expense. Depreciation and amortization expense for the information services business segment was essentially flat at approximately $200,000 for the six months ended June 30, 2004 and 2003.

      Income tax expense. Income tax benefit for the information services business segment was approximately $400,000 for the six months ended June 30, 2004, compared to approximately $300,000 for the same period in 2003, due to a higher net loss before tax in 2004.

      Net Loss. The information services business segment lost approximately $700,000 during the six months ended June 30, 2004, as compared to a net loss of approximately $500,000 during the same period in 2003. These losses do not include the corporate allocations from Horizon Services of approximately $200,000 for both the six months ended June 30, 2004 and 2003. We expect these losses to continue at this level for the remainder of 2004 as the information services segment continues to build its customer base and expand its product offering.

Investment in Horizon PCS

      At June 30, 2004, Horizon Telcom has an investment in Horizon PCS on its balance sheet of a $470.9 million liability. This investment represents the cumulative losses and cumulative investments made in Horizon PCS. Upon the resolution of the Horizon PCS Bankruptcy Case, if Horizon Telcom ceases to be the majority owner of Horizon PCS, this amount will be recognized as a gain on the deconsolidation of Horizon PCS.

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

Liquidity and Capital Resources

      The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our financing based on our contractual level of long-term indebtedness:

(Dollars in millions)                                                                Years Ending December 31,
                                                               ---------------------------------------------------------------------
                                                                2004        2005        2006        2007        2008      Thereafter
                                                               ------      ------      ------      ------      ------     ----------
Chillicothe Telephone:
1998 Senior notes, due 2018 (1) ..........................     $ 12.0      $ 12.0      $ 12.0      $ 12.0      $ 12.0      $   --
  Fixed interest rate ....................................       6.72%       6.72%       6.72%       6.72%       6.72%       6.72%
  Principal payments .....................................     $   --      $   --      $   --      $   --      $   --      $ 12.0
2002 Senior notes, due 2012 (2) ..........................     $ 30.0      $ 30.0      $ 30.0      $ 30.0      $ 30.0      $   --
  Fixed interest rate ....................................       6.64%       6.64%       6.64%       6.64%       6.64%       6.64%
  Principal payments .....................................     $   --      $   --      $   --      $   --      $   --      $ 30.0

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

      Horizon Telcom, Chillicothe Telephone, Horizon Technology, and Horizon Services are not obligated to assist Horizon PCS. While Horizon PCS faces several liquidity issues, the liquidity of Horizon Telcom independent of Horizon PCS is more favorable. Cash and working capital for Horizon Telcom is approximately $18.1 million and approximately $20.0 million, respectively. We feel that this level of working capital is adequate to maintain Horizon Telcom's operations for the next twelve months. Horizon Telcom, net of Horizon PCS, generated approximately $6.0 million of cash flow from operations during the six months of 2004. Horizon Telcom, through its Horizon Services subsidiary, recovered approximately $2.5 million from Horizon PCS for the six months ended June 30, 2004. Future liquidity of Horizon Services will be impacted, perhaps materially, from the successful reorganization of Horizon PCS.

      Cash flow from operations for the local exchange company and other related segments has historically been positive, but has been declining in recent years. Operating income has also been declining over the past 3 years. We expect operating income to continue declining in the near term, as revenues will remain flat to slightly lower and expenses may increase slightly. Should this trend continue or should conditions worsen, liquidity may be impacted. We have taken steps internally to try to contain our rising costs. Beginning in July 2004, we reduced the benefits to be offered to future retirees. We continue to review other areas in an effort to improve our operating income.

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

      Statement of Cash Flows. At June 30, 2004, we had cash and cash equivalents of approximately $18.1 million, and working capital of approximately $20.0 million. At December 31, 2003, we had cash and cash equivalents of approximately $17.1 million and working capital of approximately $18.4 million. The increase in cash and cash equivalents of approximately $1.0 million is primarily attributable to proceeds from the sale of our investment of approximately $850,000 and by cash provided by operating activities of approximately $6.0 million, offset by the payment of $800,000 on the line of credit, the payment of approximately $950,000 in dividends and funding our capital expenditures of approximately $4.1 million.

      Net cash provided by operating activities for the six months ended June 30, 2004, was approximately $5.9 million represented by net income of approximately $770,000, and increases in depreciation, accrued liabilities and post retirement benefits, offset by increases to accounts receivable. We expect this amount of cash flow from operations to remain at the same, or slightly lower, level for the rest of 2004.

      Net cash used in investing activities was approximately $3.2 million for the six months ended June 30, 2004, reflecting $4.1 million for the deployment of capital necessary for our plant operations, offset by proceeds received from the partial sale of investments. We expect capital expenditures for 2004 to continue at this pace.

      Net cash used in financing activities for the three months ended June 30, 2004, was approximately $1.7 million, reflecting Chillicothe Telephone's payment on its line of credit for $800,000 and Horizon Telcom's payment of dividends of approximately $943,000, during the first quarter of 2004.

      Debt Covenants. As of June 30, 2004, Chillicothe Telephone was in compliance with the covenants set forth in its senior notes.

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

Recent Accounting Pronouncements

      In May 2004, FASB issued Staff Position 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. During the second quarter of 2004, the Company adopted the provisions of FSP 106-2. The adoption of FSP 106-2 did not have a material impact on our financial statements.

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

      While we cannot predict our ability to refinance existing debt, we continue to evaluate our interest rate risk on an ongoing basis. As of June 30, 2004, $42,000,000 of our $42,200,000 total debt is at a fixed rate. Currently, a 100 basis point increase in interest rates would increase our interest expense approximately $2,000.

ITEM 4.  Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company. With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of June 30, 2004.

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

      There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls during the quarter ended June 30, 2004.

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

      On a net basis, we estimate that Horizon PCS will incur approximately $5.0 million of charges from Horizon Services (a subsidiary of Horizon Telcom) in fiscal 2004. If the services agreement between Horizon Telcom and Horizon PCS is terminated for any reason, Horizon Telcom and its subsidiaries (excluding Horizon PCS) will lose this source of revenue and will be required to lower its costs and expenses to meet its business plan. Horizon Telcom may have little notice of any such termination. A failure to reduce these expenses in a timely manner could adversely affect Horizon Telcom's liquidity, financial condition and results of operations.

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

      Risk of loss or reduction of network access charge revenues. Approximately 20% of Chillicothe Telephone's total revenues for the six months ended June 30, 2004 came from network access charges which are paid to us by intrastate carriers and interstate long distance carriers for originating and terminating calls in the regions we serve. The amount of access charge revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. The FCC continues to reform the federal access charge system. States often mirror these federal rules in establishing intrastate access charges. It is unknown at this time how changes to the FCC's access charge regime will affect us. Federal policies being implemented by the FCC strongly favor access charge reform, and our revenues from this source could be at risk. Regulatory developments of this type could adversely affect our business.

      Risk of loss or reduction of Universal Service Support Fund. We receive Universal Service Support Fund ("USSF") revenues to support the high cost of our operations in rural markets. For the six months ended June 30, 2004, USSF revenues accounted for approximately 25% of the total revenues of Chillicothe Telephone. If we were unable to receive support from the USSF, or if such support was reduced, we would be unable to operate as profitably as before such reduction.

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

      Risks posed by costs of regulatory compliance. Regulations create significant compliance costs for us. Chillicothe Telephone, which provides intrastate services, is generally subject to certification, tariff filing and other ongoing regulatory requirements by state regulators. Challenges to these tariffs by regulators or third parties could cause us to incur substantial legal and administrative expenses.

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

RISKS RELATED TO HORIZON PCS

        Horizon PCS has declared bankruptcy, which may cause Horizon Telcom to lose all or a substantial portion of the value of its investment in Horizon PCS. Since the amount of Horizon PCS' obligations under its credit facility and senior and discount notes was greater than its cash and other assets at the time such payment obligations were accelerated, the possibility exists that there will be no assets available for distribution to Horizon Telcom and the other stockholders of Horizon PCS. While Horizon Telcom has requested an equity participation in the Horizon PCS Bankruptcy Case, there can be no assurance that Horizon Telcom will receive an equity participation.

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

                                                   HORIZON TELCOM, INC.
                                                   (Registrant)

Date: August 9, 2004                               By: /s/ Thomas McKell
                                                       -------------------------
                                                       Thomas McKell
                                                       Chief Executive Officer

Date: August 9, 2004                               By: /s/ Peter M. Holland
                                                       -------------------------
                                                       Peter M. Holland
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Chief Accounting Officer)