Form 10-Q
period 2004-09-30
HORIZON TELCOM INC
filed 2004-11-15
CIK 1139218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the quarterly period ended:
                               September 30, 2004

                                       or

     |_| Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from ____ to ____
                         Commission File Number: 0-32617

                              Horizon Telcom, Inc.
             (Exact name of registrant as specified in its charter)

              Ohio                                         31-1449037
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

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

As of November 10, 2004, there were 90,561 shares of class A common stock and 271,983 shares of class B common stock outstanding.

                              HORIZON TELCOM, INC.
                                    FORM 10-Q
                              THIRD QUARTER REPORT

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I         FINANCIAL INFORMATION

       Item 1. Financial Statements..........................................3

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................20

       Item 3. Quantitative and Qualitative Disclosures About
               Market Risk..................................................31

       Item 4. Controls and Procedures......................................31

PART II        OTHER INFORMATION

       Item 1. Legal Proceedings............................................33

       Item 2. Changes in Securities and Use of Proceeds....................33

       Item 3. Defaults Upon Senior Securities..............................33

       Item 4. Submission of Matters to a Vote of Security Holders..........33

       Item 5. Other Information............................................33

       Item 6. Exhibits and Reports on Form 8-K.............................37

      As used herein and except as the context may otherwise require, "the Company," "we," "us," "our" or "Horizon Telcom" means, collectively, Horizon Telcom, Inc. and its subsidiaries: The Chillicothe Telephone Company ("Chillicothe Telephone"), Horizon Technology, Inc. ("Horizon Technology") and Horizon Services, Inc. ("Horizon Services"). References to "Horizon PCS" refer to Horizon PCS, Inc. and its subsidiaries: Horizon Personal Communications, Inc. ("HPC") and Bright Personal Communications Services, LLC ("Bright PCS").

      On August 15, 2003, Horizon PCS filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Therefore, the results herein include the operations of Horizon PCS through August 14, 2003. The Company no longer includes the results of Horizon PCS in its consolidated results. See Note 2 to the Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of September 30, 2004 and December 31, 2003
--------------------------------------------------------------------------------

                                                                                             September 30,              December 31,
                                                                                                 2004                       2003
                                                                                             ------------               ------------
                                                                                              (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .................................................               $ 19,626,291               $ 17,086,826
   Accounts receivable - subscriber, less
     allowance for doubtful accounts of
     approximately $291,000 and $377,000
     as of September 30, 2004 and December
     31, 2003, respectively ..................................................                    904,784                    890,936
   Accounts receivable - interexchange
     carriers, access charge pools and
     other, less allowance for doubtful
     accounts of approximately $100,000
     as of September 30, 2004 and $96,000
     as of December 31, 2003 .................................................                  2,489,758                  2,220,298
   Accounts receivable - Horizon PCS .........................................                     38,856                         --
   Inventories ...............................................................                  2,072,779                  2,436,932
   Investments, available-for-sale,
     at fair value ...........................................................                    943,338                  1,515,900
   Prepaid expenses and other current assets .................................                  2,677,460                  4,149,491
                                                                                             ------------               ------------
       Total current assets ..................................................                 28,753,266                 28,300,383
                                                                                             ------------               ------------
OTHER ASSETS:
   Debt issuance costs, net ..................................................                    312,545                    336,996
   Prepaid pension costs .....................................................                  3,569,456                  4,171,009
   Intangible assets - pension ...............................................                  2,371,699                  2,371,699
                                                                                             ------------               ------------
       Total other assets ....................................................                  6,253,700                  6,879,704
                                                                                             ------------               ------------
PROPERTY, PLANT AND EQUIPMENT, NET ...........................................                 75,839,780                 75,848,610
                                                                                             ------------               ------------
         Total assets ........................................................               $110,846,746               $111,028,697
                                                                                             ============               ============

(Continued on next page)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

As of September 30, 2004 and December 31, 2003
--------------------------------------------------------------------------------

                                                                                                 September 30,         December 31,
                                                                                                     2004                  2003
                                                                                                 -------------        -------------
                                                                                                  (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable ......................................................................       $   2,864,601        $   1,804,400
   Payable to Horizon PCS ................................................................                  --               14,966
   Accrued personal property, real estate and other taxes ................................           1,901,743            2,768,421
   Accrued interest, payroll and other current liabilities ...............................           4,499,778            4,200,456
   Lines of credit .......................................................................                  --            1,000,000
                                                                                                 -------------        -------------
         Total current liabilities .......................................................           9,266,122            9,788,243
                                                                                                 -------------        -------------

LONG-TERM DEBT AND OTHER LIABILITIES:
   Long-term debt ........................................................................          42,000,000           42,000,000
   Deferred income taxes, net ............................................................          10,973,874           11,158,066
   Postretirement benefit obligation .....................................................          10,315,190            8,538,689
   Accrued pension costs .................................................................           2,804,302            2,804,302
   Investment in Horizon PCS .............................................................         470,934,704          470,934,704
   Other long-term liabilities ...........................................................           2,087,955            2,374,250
                                                                                                 -------------        -------------
         Total long-term debt and other liabilities ......................................         539,116,025          537,810,011
                                                                                                 -------------        -------------
           Total liabilities .............................................................         548,382,147          547,598,254
                                                                                                 -------------        -------------
COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (DEFICIT):

   Common stock - class A, no par value, 200,000 shares authorized, 99,726 shares issued and 90,561 shares outstanding at September 30, 2004 and
     December 31, 2003, stated at $4.25 per share ........................................             423,836              423,836

   Common stock - class B, no par value, 500,000 shares authorized, 299,507 shares issued and 271,983 shares outstanding at September 30, 2004, and
     299,450 shares issued and 271,926 shares outstanding at December 31, 2003,
     stated at $4.25 per share ...........................................................           1,272,905            1,272,662
   Treasury stock - 36,689 shares, at cost ...............................................          (5,504,700)          (5,504,700)
   Accumulated other comprehensive income (loss), net ....................................              49,748              318,455
   Additional paid-in capital ............................................................          73,200,389           72,197,212
   Deferred stock compensation ...........................................................             (13,587)             (15,522)
   Retained deficit ......................................................................        (506,963,992)        (505,261,500)
                                                                                                 -------------        -------------
           Total stockholders' equity (deficit) ..........................................        (437,535,401)        (436,569,557)
                                                                                                 -------------        -------------
              Total liabilities and stockholders' equity (deficit) .......................       $ 110,846,746        $ 111,028,697
                                                                                                 =============        =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

                                                         For the Three Months Ended        For the Nine Months Ended
                                                               September 30,                     September 30,
                                                       ------------------------------    ------------------------------
                                                           2004             2003             2004             2003
                                                       -------------    -------------    -------------    -------------
OPERATING REVENUES:
     PCS subscriber and roaming ....................   $          --    $  33,106,473    $          --    $ 151,897,229
     PCS equipment .................................              --          518,841               --        4,408,297
     Basic local and long-distance service .........       3,765,300        3,728,609       11,333,094       11,078,685
     Network access ................................       4,924,454        5,069,514       15,549,161       16,838,886
     Other local exchange services .................       2,500,386        2,160,191        7,410,423        6,362,517
     Internet access and information services ......         942,638        1,020,410        2,852,235        3,060,369
     All other .....................................       1,206,317          663,685        3,735,446          663,686
                                                       -------------    -------------    -------------    -------------
           Total operating revenues ................      13,339,095       46,267,723       40,880,359      194,309,669
                                                       -------------    -------------    -------------    -------------
OPERATING EXPENSES:
     Cost of goods sold ............................         236,707        1,301,568          852,172       12,387,126
     Cost of services (exclusive of items shown
         separately below) .........................       4,409,774       30,152,888       13,288,035      129,102,054
     Selling and marketing .........................         505,397        4,247,596        1,459,332       29,887,977
     General and administrative (exclusive of items
         shown separately below) ...................       5,305,621       10,596,823       15,854,916       38,933,372
     Non-cash compensation .........................             645           81,256            1,935          274,474
     (Gain) Loss on sale of property and equipment..              --               --               --          216,312
     Impairment of intangible assets and property
         and equipment .............................              --               --               --       73,760,278
     Depreciation and amortization .................       2,293,988        6,387,324        6,916,792       32,213,728
     PCS restructuring charges .....................              --        4,509,128               --        4,509,128
                                                       -------------    -------------    -------------    -------------
           Total operating expenses ................      12,752,132       57,276,583       38,373,182      321,284,449
                                                       -------------    -------------    -------------    -------------
OPERATING INCOME (LOSS) ............................         586,963      (11,008,860)       2,507,177     (126,974,780)
                                                       -------------    -------------    -------------    -------------

NONOPERATING INCOME (EXPENSE):
     Interest expense, net .........................        (699,317)      (8,973,846)      (2,101,445)     (43,667,308)
     Subsidiary preferred stock dividends ..........              --       (1,594,948)              --       (7,815,505)
     Gain (loss) on sale of investment .............              --               --          753,282               --
     Interest income and other, net ................          90,032           76,064          261,813          641,996
                                                       -------------    -------------    -------------    -------------
           Total nonoperating income (expense) .....        (609,285)     (10,492,730)      (1,086,350)     (50,840,817)
                                                       -------------    -------------    -------------    -------------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)
   and minority interest ...........................         (22,322)     (21,501,590)       1,420,827     (177,815,597)

INCOME TAX BENEFIT (EXPENSE) .......................         (36,537)         (18,861)        (709,397)       5,199,801

MINORITY INTEREST IN LOSS ..........................              --               --               --               24
                                                       -------------    -------------    -------------    -------------

NET INCOME (LOSS) ..................................   $     (58,859)   $ (21,520,451)   $     711,430    $(172,615,772)
                                                       =============    =============    =============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Net income (loss) per share:
Basic ..............................................   $       (0.16)   $      (59.37)   $        1.96    $     (476.20)
                                                       =============    =============    =============    =============
Diluted ............................................   $       (0.16)   $      (59.37)   $        1.96    $     (476.20)
                                                       =============    =============    =============    =============
Weighted-average common shares outstanding:
Basic ..............................................         362,544          362,487          362,538          362,487
                                                       =============    =============    =============    =============
Diluted ............................................         362,544          362,487          362,699          362,487
                                                       =============    =============    =============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

                                                                For the Three Months Ended            For the Nine Months Ended
                                                                      September 30,                          September 30,
                                                                 2004               2003               2004               2003
                                                             -------------      -------------      -------------      -------------
NET INCOME (LOSS) ......................................     $     (58,859)     $ (21,520,451)     $     711,430      $(172,615,772)
                                                             =============      =============      =============      =============

OTHER COMPREHENSIVE INCOME (LOSS)

Net unrealized gain (loss) on hedging activities .......                --                 --                 --            461,644

Net unrealized gain (loss) on securities
     available-for-sale, net of taxes of ($523)
     and $125,305 for the three and nine months
     ended September 30, 2004, and $10,434 and
     $172,013 for the three and nine months ended
     September 30, 2003, respectively ..................              (768)           (20,254)           182,792            333,907

Reclassification adjustment for gains on
     securities included in net income, net of
     taxes of $309,497 for the nine months
     ended September 30, 2004 ..........................                --                 --           (451,499)                --
                                                             -------------      -------------      -------------      -------------

COMPREHENSIVE INCOME (LOSS) ............................     $     (59,627)     $ (21,540,705)     $     442,723      $(171,820,221)
                                                             =============      =============      =============      =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

                                                                                                  Nine Months Ended September 30,
                                                                                                    2004                  2003
                                                                                                -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ......................................................................        $     711,430         $(172,615,772)
                                                                                                -------------         -------------
Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
   Depreciation and amortization .......................................................            6,916,792            32,213,728
   Impairment of intangible assets and property and equipment ..........................                   --            73,760,278
   Non-cash restructuring charges ......................................................                   --             2,884,062
   Deferred income tax benefit .........................................................                   --            (6,031,000)
   Non-cash compensation expense .......................................................                1,935               274,474
   Non-cash interest expense ...........................................................               24,451            20,381,687
   Loss on disposal of property, plant and equipment ...................................                   --               216,312
   Non-cash preferred stock dividend of subsidiary .....................................                   --             7,815,505
   Minority interest in subsidiary .....................................................                   --                   (24)
   Provision for bad debt expense ......................................................              441,024             5,197,879
   Gain on sale of investments .........................................................             (753,282)                   --
   Decrease (Increase) in certain assets:
     Accounts receivable ...............................................................             (778,154)           (6,461,289)
     Inventories .......................................................................              364,153             2,291,411
     Prepaid expenses and other current assets .........................................            1,472,031              (407,551)
   Increase (Decrease) in certain liabilities:
     Accounts payable ..................................................................            1,060,201            (3,371,225)
     Payable to Sprint .................................................................                   --             7,290,020
     Accrued liabilities and deferred PCS service revenue ..............................             (567,356)           15,150,260
     Postretirement benefit obligation .................................................            1,776,501               946,287
     Other assets and liabilities, net .................................................              276,655             1,046,141
                                                                                                -------------         -------------
       Total adjustments ...............................................................           10,234,951           153,196,955
                                                                                                -------------         -------------
         Net cash provided by (used in) operating activities ...........................           10,946,381           (19,418,817)
                                                                                                -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net ...........................................................           (6,872,519)          (11,640,475)
   Proceeds from sale of investments ...................................................              876,105                    --
   Deconsolidation of Horizon PCS ......................................................                   --           (50,485,621)
                                                                                                -------------         -------------
         Net cash used in investing activities .........................................           (5,996,414)          (62,126,096)
                                                                                                -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit ........................................................                   --             1,000,000
   Repayments on line of credit ........................................................           (1,000,000)                   --
   Exercise of stock options ...........................................................                3,420                    24
   Dividends paid ......................................................................           (1,413,922)           (1,413,687)
                                                                                                -------------         -------------
         Net cash used in financing activities .........................................           (2,410,502)             (413,663)
                                                                                                -------------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................            2,539,465           (81,958,576)
CASH AND CASH EQUIVALENTS, beginning of period .........................................           17,086,826            94,948,351
                                                                                                -------------         -------------
CASH AND CASH EQUIVALENTS, end of period ...............................................        $  19,626,291         $  12,989,775
                                                                                                =============         =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2004 (unaudited) and December 31, 2003
And for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

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

NOTE 2 - Bankruptcy of Horizon PCS and Liquidity

Voluntary Bankruptcy Filing

      On August 15, 2003, Horizon PCS, Inc., a Delaware corporation and then majority-owned subsidiary of Horizon Telcom, HPC, an Ohio corporation and wholly-owned subsidiary of Horizon PCS, Inc., and Bright PCS, an Ohio limited liability company and majority-owned subsidiary of Horizon PCS, Inc. (collectively, the "Debtors"), filed voluntary petitions for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio (the "Bankruptcy Court").

      On June 27, 2004, the Debtors filed their plan of reorganization with the Bankruptcy Court. The Bankruptcy Court confirmed the Debtors' reorganization plan on September 21, 2004. The plan was consummated on October 1, 2004, at which time the Debtors emerged from their bankruptcy proceedings. The Debtors' reorganization plan resulted in a loss of Horizon Telcom's entire equity investment in Horizon PCS, Inc.

      While the long-term effect of the Debtors' bankruptcy proceedings cannot be determined, management believes such proceedings will not have a material adverse effect on the liquidity of Horizon Telcom.

Accounting Impact

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Accounting Research Bulletin ("ARB") No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS. Therefore, Horizon Telcom's investment in Horizon PCS is the balance based on the application of the equity method through August 14, 2003 and any cost based activity subsequent to that date. Accordingly, the accompanying consolidated balance sheet as of September 30, 2004 does not include the consolidated accounts of Horizon PCS; it does however, include a negative investment of approximately $470.9 million. In addition, the accompanying consolidated statement of operations includes the consolidated results of operations of Horizon PCS through August 14, 2003. As a result of the emergence of Horizon PCS from bankruptcy proceedings in October 2004, the negative investment will be reduced to zero as Horizon Telcom will have no ownership interest and Horizon Telcom will recognize a corresponding gain in the statement of operations.

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2004 (unaudited) and December 31, 2003
And for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

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

      Inventories consist of the following at September 30, 2004 and at December 31, 2003:

                                                     September 30,  December 31,
                                                         2004          2003
                                                     -------------  ------------
      Equipment held for resale....................   $   120,975   $   123,875
      Materials, supplies and work in progress.....     1,951,804     2,313,057
                                                      -----------   -----------
           Total inventories.......................   $ 2,072,779   $ 2,436,932
                                                      ===========   ===========

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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2004 (unaudited) and December 31, 2003
And for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies (Continued)

Accounting for Rate Regulation

      Chillicothe Telephone is subject to rate regulation. SFAS No. 71 "Accounting for the Effects of Certain Types of Rate Regulation" provides that rate-regulated public utilities account for revenues and expenses and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates. Chillicothe

      Telephone follows the accounting and reporting requirements of SFAS No.
71. The Company has recorded regulatory liabilities of approximately $997,000 and $509,000 as of September 30, 2004 and December 31, 2003, respectively.

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

      The Company capitalizes interest pursuant to SFAS No. 34 "Capitalization of Interest Cost." The Company capitalized interest of approximately $28,000 and $719,000 for the nine months ended September 30, 2004 and 2003, respectively. In addition, the Company capitalized labor costs of approximately $1,790,000 and $1,684,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

      The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each of the three and nine month periods ended September 30:

                                                         Three Months Ended September 30,     Nine Months Ended September 30,
                                                             2004             2003               2004             2003
                                                         -----------      -------------       ---------       ---------------
Net income (loss)
  As reported .....................................       $ (58,859)      $(21,520,451)        $711,430       $(172,615,772)
Add: Stock-based employee
  compensation expense included in
  reported net income (loss) ......................             645             81,256            1,935             274,474
Deduct: Total stock-based employee
  compensation expense determined under
  fair value base method for all awards ...........              --            (99,676)              --            (496,812)
                                                          ---------       ------------         --------       -------------
Pro forma net income (loss) .......................       $ (58,214)      $(21,538,871)        $713,365       $(172,838,110)
                                                          =========       ============         ========       =============

Basic income (loss) per share:
As reported .......................................       $   (0.16)      $     (59.37)        $   1.96       $     (476.20)
Pro forma .........................................       $   (0.16)      $     (59.42)        $   1.97       $     (476.81)

Diluted income (loss) per share:
As reported .......................................       $   (0.16)      $     (59.37)        $   1.96       $     (476.20)
Pro forma .........................................       $   (0.16)      $     (59.42)        $   1.97       $     (476.81)

      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter-party's performance is complete or the date on which it is probable that performance will occur.

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

Recent Accounting Pronouncements

      In May 2004, FASB issued Staff Position 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 signed into law on December 8, 2003. This act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. During the second quarter of 2004, the Company adopted the provisions of FSP 106-2. The impact of the adoption of FSP 106-2 has yet to be determined.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2004 (unaudited) and December 31, 2003
And for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies (Continued)

Reclassifications

      Certain prior year amounts have been reclassified to conform with the 2004 presentation.

NOTE 5 - Segment Information

      Operating segments are defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Accordingly, the Company is organized around individual business units. For the quarter and nine months ended September 30, 2004, the Company has determined that its three operating segments are the local exchange company, the information services business, and its wireless business. Prior periods have been restated below reflecting these segments. Separate financial information is available for these segments, and a chief decision maker resides over each segment, regularly reviewing the operations of the segment. The information services business segment includes one primary revenue stream: internet access. As discussed in Note 2, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS and the accounts of Horizon PCS are recorded as an investment using the cost method of accounting. Accordingly, the wireless business segment does not include activity after August 14, 2003.

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

      The following table includes revenue, intercompany revenues, operating earnings (loss), depreciation and amortization expense, and capital expenditures for the quarters and periods ended September 30, 2004 and 2003, and assets as of September 30, 2004 and December 31, 2003, for each segment and reconciling items necessary to total to amounts reported in the financial statements:

                                                                                        Net Revenue
                                                          Three Months Ended September 30,          Nine Months Ended September 30,
                                                             2004                 2003                 2004                 2003
                                                         ------------         ------------         ------------         ------------
Wireless business ..............................         $         --         $ 33,625,314         $         --         $156,305,526
Local exchange company .........................           11,190,140           10,958,314           34,292,678           34,280,088
Information services business ..................              942,638            1,020,410            2,852,235            3,060,369
All other ......................................            1,206,317              663,685            3,735,446              663,686
                                                         ------------         ------------         ------------         ------------
    Total net revenues .........................         $ 13,339,095         $ 46,267,723         $ 40,880,359         $194,309,669
                                                         ============         ============         ============         ============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2004 (unaudited) and December 31, 2003
And for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - Segment Information (Continued)

                                                                                       Intercompany Revenue
                                                             Three Months Ended September 30,        Nine Months Ended September 30,
                                                                 2004                2003                2004                2003
                                                              ----------          ----------          ----------          ----------
Wireless business ..................................          $       --          $   28,341          $       --          $   50,871
Local exchange company .............................             148,060             242,599             440,458             851,812
Information services business ......................             174,131             168,423             528,205             467,968
All other ..........................................                  --                  --                  --                  --
                                                              ----------          ----------          ----------          ----------
    Total intercompany revenues ....................          $  322,191          $  439,363          $  968,663          $1,370,651
                                                              ==========          ==========          ==========          ==========

                                                                                  Operating Earnings (Loss)
                                                        Three Months Ended September 30,           Nine Months Ended September 30,
                                                           2004                  2003                2004                 2003
                                                       -------------        -------------        -------------        -------------
Wireless business ..............................       $          --        $ (11,075,250)       $          --        $(127,576,728)
Local exchange company .........................           2,667,683            2,614,416            8,654,381            9,853,113
Information services business ..................            (548,026)            (436,665)          (1,632,064)          (1,279,798)
All other ......................................          (1,532,694)          (2,111,361)          (4,515,140)          (7,971,367)
                                                       -------------        -------------        -------------        -------------
    Total operating income (loss) ..............       $     586,963        $ (11,008,860)       $   2,507,177        $(126,974,780)
                                                       =============        =============        =============        =============

                                                                                   Depreciation and Amortization
                                                               Three Months Ended September 30,      Nine Months Ended September 30,
                                                                   2004               2003               2004               2003
                                                                -----------        -----------        -----------        -----------
Wireless business ......................................        $        --        $ 4,023,504        $        --        $25,175,810
Local exchange company .................................          2,213,411          2,285,020          6,674,747          6,804,529
Information services business ..........................             80,577             78,800            242,045            233,389
All other ..............................................                 --                 --                 --                 --
                                                                -----------        -----------        -----------        -----------
    Total depreciation and amortization ................        $ 2,293,988        $ 6,387,324        $ 6,916,792        $32,213,728
                                                                ===========        ===========        ===========        ===========

                                                                                    Capital Expenditures
                                                          Three Months Ended September 30,           Nine Months Ended September 30,
                                                             2004                  2003                2004                 2003
                                                          -----------          -----------          -----------          -----------
Wireless business ..............................          $        --          $   198,190          $        --          $ 5,255,326
Local exchange company .........................            2,575,212            2,071,028            6,625,290            6,263,688
Information services business ..................                2,898               15,371               35,996               65,486
All other ......................................              204,085               24,026              211,233               55,975
                                                          -----------          -----------          -----------          -----------
    Total capital expenditures .................          $ 2,782,195          $ 2,308,615          $ 6,872,519          $11,640,475
                                                          ===========          ===========          ===========          ===========

                                                                      Assets
                                                        September 30,         December 31,
                                                             2004                 2003
                                                         ------------         ------------
Wireless business ..............................         $         --         $         --
Local exchange company .........................          106,334,947          105,431,823
Information services business ..................            1,197,838            1,511,220
All other ......................................            3,313,961            4,085,654
                                                         ------------         ------------
    Total assets ...............................         $110,846,746         $111,028,697
                                                         ============         ============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2004 (unaudited) and December 31, 2003
And for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - Segment Information (Continued)

Net operating revenues by product and services were as follows for the three and nine months ended September 30:

                                                               Three Months Ended September 30,      Nine Months Ended September 30,
                                                                   2004               2003               2004               2003
                                                               ------------       ------------       ------------       ------------
Wireless business:
PCS subscriber revenue .................................       $         --       $ 24,229,074       $         --       $115,643,263
PCS roaming revenue ....................................                 --          8,877,399                 --         36,253,966
PCS equipment sales ....................................                 --            518,841                 --          4,408,297
                                                               ------------       ------------       ------------       ------------
  Total wireless business ..............................                 --         33,625,314                 --        156,305,526
                                                               ------------       ------------       ------------       ------------

Local exchange company:
Basic local service ....................................          3,575,395          3,490,871         10,752,496         10,362,212
Long-distance service ..................................            189,905            237,738            580,598            716,473
Network access .........................................          2,268,217          2,502,440          7,049,874          8,324,805
Universal Service Support Fund .........................          2,656,237          2,567,074          8,499,287          8,514,081
Directory advertising, VDSL and equipment
  sales ................................................          1,916,891          1,658,751          5,841,615          4,899,418
Other related telephone service ........................            583,495            501,440          1,568,808          1,463,099
                                                               ------------       ------------       ------------       ------------
  Total local exchange company .........................         11,190,140         10,958,314         34,292,678         34,280,088
                                                               ------------       ------------       ------------       ------------

Information services business:
Internet access services ...............................            503,864            661,918          1,625,166          2,033,961
Horizon long distance ..................................            245,275            212,008            698,008            629,414
Other information services .............................            193,499            146,484            529,061            396,994
                                                               ------------       ------------       ------------       ------------
  Total information services business ..................            942,638          1,020,410          2,852,235          3,060,369
                                                               ------------       ------------       ------------       ------------

Other:
Other miscellaneous revenues ...........................          1,206,317            663,685          3,735,446            663,686
                                                               ------------       ------------       ------------       ------------
  Total other ..........................................          1,206,317            663,685          3,735,446            663,686
                                                               ------------       ------------       ------------       ------------
     Total operating revenues ..........................       $ 13,339,095       $ 46,267,723       $ 40,880,359       $194,309,669
                                                               ============       ============       ============       ============

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2004 (unaudited) and December 31, 2003
And for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - Investments

      The following summarizes gross unrealized gains and losses on investments at September 30, 2004 and December 31, 2003:

           2004:

                                                                                       Unrealized   Unrealized     Fair
                                                                              Cost         Gain        Loss        Value
                                                                           ---------   -----------  ----------  -----------
Equity securities available-for-sale.....................................  $ 130,338   $   813,000    $  --     $   943,338
                                                                           =========   ===========    =====     ===========

           2003:

                                                                                       Unrealized   Unrealized     Fair
                                                                              Cost         Gain        Loss        Value
                                                                           ---------   -----------  ----------  -----------
Equity securities available-for-sale.....................................  $ 250,000   $ 1,265,900    $  --     $ 1,515,900
                                                                           =========   ===========    =====     ===========

NOTE 7 - Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                                                                           September 30,               December 31,
                                                                                               2004                       2003
                                                                                           -------------              -------------
Network assets ...............................................................             $ 107,154,021              $ 103,594,174
Land and buildings ...........................................................                15,339,425                 15,112,337
Computer and telecommunications equipment ....................................                11,382,573                 11,162,687
Furniture, vehicles and office equipment .....................................                 5,675,369                  5,008,048
                                                                                           -------------              -------------
  Property, plant and equipment in-service, at cost ..........................               139,551,388                134,877,246
Accumulated depreciation .....................................................               (65,198,908)               (60,409,370)
                                                                                           -------------              -------------
     Property, plant and equipment in-service, net ...........................                74,352,480                 74,467,876
Construction work in progress ................................................                 1,487,300                  1,380,734
                                                                                           -------------              -------------
          Total property, plant and equipment, net ...........................             $  75,839,780              $  75,848,610
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

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2004 (unaudited) and December 31, 2003
And for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

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

NOTE 9 - Other Current Liabilities

      Accrued personal property, real estate and other taxes consisted of the following as of:

                                                                                                September 30,    December 31,
                                                                                                     2004            2003
                                                                                                  ----------      ----------
Accrued real estate and personal property taxes ....................................              $1,258,339      $2,360,235
All other accrued taxes ............................................................                 643,404         408,186
                                                                                                  ----------      ----------
          Total accrued personal property, real estate,
            and other taxes ........................................................              $1,901,743      $2,768,421
                                                                                                  ==========      ==========

      Accrued interest, payroll and other current liabilities consisted of the following as of:

                                                                                                September 30,    December 31,
                                                                                                     2004            2003
                                                                                                  ----------      ----------
Accrued directory commissions ........................................................            $  380,754      $  151,295
Accrued interest .....................................................................               399,200         903,222
Accrued vacation and payroll .........................................................             1,466,921       1,232,321
Deferred revenue .....................................................................               846,694         331,179
Postretirement benefit obligation - current ..........................................               592,416         592,416
All other accrued liabilities ........................................................               813,793         990,023
                                                                                                  ----------      ----------
          Total accrued interest, payroll and other current
            liabilities ..............................................................            $4,499,778      $4,200,456
                                                                                                  ==========      ==========

NOTE 10 - Lines of Credit

      On December 15, 2002, Chillicothe Telephone entered into an agreement with Huntington National Bank for a line of credit that provides for a maximum borrowing of $15,000,000, payable on demand. Interest accrues on the outstanding balance at a fluctuating rate tied to the LIBOR and is due and payable monthly. At September 30, 2004, the interest rate on the line of credit was 3.625%. As of September 30, 2004, Chillicothe Telephone had repaid all amounts previously drawn under the line of credit. The line of credit expires October 15, 2005. The line of credit contains several covenants including minimum tangible net worth, and fixed charge coverage, funded debt to consolidated total capitalization and interest coverage ratios. As of September 30, 2004, Chillicothe Telephone was in compliance with all covenants under the line of credit.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2004 (unaudited) and December 31, 2003
And for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Long-Term Debt

      The components of long-term debt outstanding are as follows:

                                                            Interest Rate at
                                                             September 30,    September 30,   December 31,
                                                                 2004             2004            2003
                                                            ----------------   -----------     -----------
Chillicothe Telephone:
2002 Senior Notes .......................................        6.64%         $30,000,000     $30,000,000
1998 Senior Notes .......................................        6.72%          12,000,000      12,000,000
                                                                               -----------     -----------
   Total long-term debt .................................                      $42,000,000     $42,000,000
                                                                               -----------     -----------

NOTE 12 - Pension Plans and Other Retirement Benefits

                                            Pension Benefits        Other Benefits         Pension Benefits        Other Benefits
                                          -------------------     ------------------     -------------------     ------------------
                                           For the Three Months Ended September 30,        For the Nine Months Ended September 30,
                                           2003        2004        2003*      2004        2003         2004       2003*      2004
                                          -------     -------     -------    -------     -------     -------     -------    -------
                                                 (in thousands)                                     (in thousands)
Components of net
   periodic benefit cost:
 Service cost ........................    $   140     $   197     $   206    $    66     $   420     $   591     $   620    $   532
 Interest cost .......................        296         339         345        241         888       1,017       1,035        987

 Expected return on
   plan assets .......................       (334)       (372)         --         --      (1,002)     (1,116)         --         --

 Amortization of
   transition
   obligation ........................         --          (2)         56         --          --          (6)        168        112

 Amortization of prior
   service cost ......................         23          55          52       (172)         69         165         156        (68)

 Recognized net
   actuarial loss ....................         61          63         117        245         183         189         353        509
                                          -------     -------     -------    -------     -------     -------     -------    -------
 Net periodic
   benefit cost ......................    $   186     $   280     $   776    $   380     $   558     $   840     $ 2,332    $ 2,072
                                          =======     =======     =======    =======     =======     =======     =======    =======

      *Amounts in the other benefits column exclude Horizon PCS.

      The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $239,056 to its pension plans and $592,416 to other benefit plans in 2004. As of September 30, 2004, $239,056 and $262,011 were contributed for pension plans and other benefit plans, respectively.

      In accordance with FSP 106-2, the Company has yet to determine whether its post-retirement health plan is actuarially equivalent to the Medicare prescription-drug benefit. The Company will continue to make a determination of its plan's equivalency and account for the effect of any subsidy in the period corresponding to the plan's next measurement date. Accordingly, the numbers included in the tables above and in the financial statements do not reflect any effect from the accounting requirements of FSP 106-2.

      During the second quarter of 2004, the Company announced the reduction of benefits available to future retirees. Employees who retire after July 15, 2004, will no longer be eligible for medical benefits under the Horizon Retiree Medical Plan. They will be eligible to participate in the Horizon Prescription Drug plan until Medicare Part D takes effect in 2006. The Company has realized a reduction of benefit expense beginning in the results of operations for the quarter ended September 30, 2004.

HORIZON TELCOM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As of September 30, 2004 (unaudited) and December 31, 2003
And for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 13 - Commitments and Contingencies

Operating Leases

      The Company leases office space and various equipment under several operating leases.

Stock Splits and Subsequent Cash Out

      On August 19, 2004, Horizon Telcom announced that its board of directors unanimously approved stock splits of its shares of Class B common stock. The stock splits would consist of a reverse stock split at a ratio to be determined followed immediately by a forward stock split utilizing the same ratio. Each stockholder owning less than one share of Horizon Telcom Class B common stock immediately after the reverse stock split would, instead of participating in the forward stock split, receive a cash payment in an amount to be determined. Each stockholder owning one or more shares of Class B common stock following the reverse stock split would not receive any cash payment and would remain a stockholder of Horizon Telcom. The completion of the stock splits is subject to approval by the affirmative vote of at least two-thirds (2/3) of Horizon Telcom's Class A and Class B common stock.

      The stock splits will reduce the number of record holders of Horizon Telcom's Class B common stock to below 300, thereby allowing Horizon to suspend its obligation to file periodic reports and other documents with the Securities and Exchange Commission. Horizon Telcom incurs substantial accounting, legal and compliance costs by being a public company. These costs would decrease significantly after Horizon Telcom suspends its reporting obligations.

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

Overview

      Horizon Telcom is a holding company, which owns 100% of 1) Chillicothe Telephone, a local telephone company, 2) Horizon Services, which provides administrative services to other Horizon Telcom affiliates and Horizon PCS, and
3) Horizon Technology, a long-distance and Internet services business. As of October 1, 2004, the effective date of Horizon PCS' emergence from bankruptcy proceedings, Horizon Telcom's entire equity investment in Horizon PCS, Inc. was eliminated.

      Horizon Telcom provides a variety of voice and data services to commercial, residential/small business and local market segments. Horizon Telcom provides landline telephone service, VDSL television service and Internet access services to the southern Ohio region, principally in and surrounding Chillicothe, Ohio.

      At September 30, 2004, Chillicothe Telephone serviced approximately 36,700 access lines in Chillicothe, Ohio and the surrounding area. Horizon Technology provided Internet service to approximately 8,100 customers through its bright.net Internet service.

Critical Accounting Policies and Estimates

      See Note 2 to the Consolidated Financial Statements for a discussion of Horizon PCS' recently concluded bankruptcy proceedings.

      While the long-term effect of Horizon PCS' bankruptcy proceedings cannot be determined, management believes that such proceedings will not have a material adverse effect on the liquidity of Horizon Telcom. See the "Risk Factors" below for further discussion.

      In accordance with SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries" and ARB No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to August 14, 2003, Horizon Telcom no longer consolidates the accounts and results of operations of Horizon PCS. Therefore, Horizon Telcom's investment in Horizon PCS is the balance based on the application of the equity method through August 14, 2003 and any cost based activity subsequent to that date. Accordingly, the accompanying consolidated balance sheet as of September 30, 2004 does not include the consolidated accounts of Horizon PCS; it does however, include a negative investment of approximately $470.9 million. In addition, the accompanying consolidated statement of operations for the period ended September 30, 2004 includes the consolidated results of operations of Horizon PCS through August 14, 2003. As a result of the emergence of Horizon PCS from bankruptcy proceedings in October 2004, the negative investment will be reduced to zero as Horizon Telcom will have no ownership interest and Horizon Telcom will recognize a corresponding gain in the statement of operations.

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

Results of Operations for the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

      This discussion and analysis is presented on an operating segment basis. The following unaudited table details the consolidated statements of income by operating segment for the three months ended September 30, 2004 and 2003:

                                               For the Three Months Ended September 30,
                                            ---------------------------------------------
                                            Wireless Business(1)   Local Exchange Company
(Dollars in thousands)                      --------------------   ----------------------
                                              2004        2003        2004        2003
                                            --------    --------    --------    --------
OPERATING REVENUES:
  PCS subscriber and
    roaming .............................   $     --      $33,10    $     --    $     --
  PCS equipment .........................         --         519          --          --
  Basic local and
    long-distance .......................         --          --       3,765       3,729
  Network access ........................         --          --       4,925       5,070
  Other local exchange
    services ............................         --          --       2,500       2,160

  Internet access and
    informational services ..............         --          --          --          --
  All other .............................         --          --          --          --
                                            --------    --------    --------    --------
    Total operating revenues ............         --      33,625      11,190      10,959
                                            --------    --------    --------    --------

OPERATING EXPENSES:

  Cost of PCS and other
    equipment sales .....................         --       1,207         145          80
  Cost of services ......................         --      25,852       3,668       3,521
  Selling and marketing .................         --       3,794         377         338
  General and administrative ............         --       5,237       2,119       2,120
  Non-cash compensation .................         --          77          --           1
  Loss on disposal of assets ............         --          --          --          --
  Depreciation and amortization .........         --       4,024       2,213       2,284
  Restructuring charges .................         --       4,509          --          --
                                            --------    --------    --------    --------
    Total operating expenses ............         --      44,700       8,522       8,344
                                            --------    --------    --------    --------

OPERATING INCOME (LOSS) .................         --     (11,075)      2,668       2,615
                                            --------    --------    --------    --------

NONOPERATING INCOME (EXPENSE):
  Interest expense, net .................         --      (8,269)       (699)       (705)

  Subsidiary preferred stock
    dividends ...........................         --      (1,595)         --          --
  Gain on sale of investment ............         --          --          --          --
  Interest income and other, net ........         --          70          77           5
                                            --------    --------    --------    --------
  Total nonoperating expense ............         --      (9,794)       (622)       (700)
                                            --------    --------    --------    --------



INCOME (LOSS) BEFORE INCOME
  TAX EXPENSE and minority
  interest ..............................         --     (20,869)      2,046       1,915


INCOME TAX (EXPENSE) BENEFIT ............         --          --        (270)       (226)

MINORITY INTEREST IN LOSS ...............         --          --          --          --
                                            --------    --------    --------    --------

NET INCOME (LOSS) .......................   $     --    $(20,869)   $  1,776    $  1,689
                                            ========    ========    ========    ========

OTHER COMPREHENSIVE
  INCOME (LOSS)

Net realized gain (loss) on
  hedging activities ....................         --          --          --          --
Net unrealized gain (loss)
  on securities available-for-sale,
net of taxes ............................         --          --          (1)        (21)
  Reclassification adjustment for
  gains included in net income,
  net of taxes ..........................         --          --          --          --
                                            --------    --------    --------    --------


COMPREHENSIVE INCOME (LOSS) .............   $     --    $(20,869)   $  1,775    $  1,668
                                            ========    ========    ========    ========


                                               For the Three Months Ended September 30,
                                            ---------------------------------------------
                                                 Information
                                              Services Business      All Other Services
(Dollars in thousands)                      --------------------   ----------------------
                                              2004        2003        2004        2003
                                            --------    --------    --------    --------
OPERATING REVENUES:
  PCS subscriber and
    roaming .............................   $     --    $     --    $     --    $     --
  PCS equipment .........................         --          --          --          --
  Basic local and
    long-distance .......................         --          --          --          --
  Network access ........................         --          --          --          --
  Other local exchange
    services ............................         --          --          --          --

  Internet access and
    informational services ..............        943       1,020          --          --
  All other .............................         --          --       1,206         664
                                            --------    --------    --------    --------
    Total operating revenues ............        943       1,020       1,206         664
                                            --------    --------    --------    --------

OPERATING EXPENSES:

  Cost of PCS and other
    equipment sales .....................         92          15          --          --
  Cost of services ......................        837         875         (95)        (95)
  Selling and marketing .................        126         112           2           4
  General and administrative ............        355         376       2,832       2,864
  Non-cash compensation .................         --          --          --           3
  Loss on disposal of assets ............         --          --          --          --
  Depreciation and amortization .........         81          79          --          --
  Restructuring charges .................         --          --          --          --
                                            --------    --------    --------    --------
    Total operating expenses ............      1,491       1,457       2,739       2,776
                                            --------    --------    --------    --------

OPERATING INCOME (LOSS) .................       (548)       (437)     (1,533)     (2,112)
                                            --------    --------    --------    --------

NONOPERATING INCOME (EXPENSE):
  Interest expense, net .................         --          --          --          --

  Subsidiary preferred stock
    dividends ...........................         --          --          --          --
  Gain on sale of investment ............         --          --          --          --
  Interest income and other, net ........         --          --          13           2
                                            --------    --------    --------    --------
  Total nonoperating expense ............         --          --          13           2
                                            --------    --------    --------    --------



INCOME (LOSS) BEFORE INCOME
  TAX EXPENSE and minority
  interest ..............................       (548)       (437)     (1,520)     (2,110)


INCOME TAX (EXPENSE) BENEFIT ............        218         179          15          28

MINORITY INTEREST IN LOSS ...............         --          --          --          --
                                            --------    --------    --------    --------

NET INCOME (LOSS) .......................   $   (330)   $   (258)   $ (1,505)   $ (2,082)
                                            ========    ========    ========    ========

OTHER COMPREHENSIVE
  INCOME (LOSS)

Net realized gain (loss) on
  hedging activities ....................         --          --          --          --
Net unrealized gain (loss)
  on securities available-for-sale,
net of taxes ............................         --          --          --          --
  Reclassification adjustment for
  gains included in net income,
  net of taxes ..........................         --          --          --          --
                                            --------    --------    --------    --------
COMPREHENSIVE INCOME (LOSS) .............   $   (330)   $   (258)   $ (1,505)   $ (2,082)
                                            ========    ========    ========    ========

(1) Amounts in the wireless business column include the results of Horizon PCS through August 14, 2003 (Note 2).

Local Exchange Company Segment and All Other Services

      The following discussion details the results of operations of our local exchange company segment and all other services not assigned to a segment for the last fiscal quarter.

Results of Operations

      Revenues. Network access revenue decreased by approximately $200,000 for the three months ended September 30, 2004, to approximately $4.9 million. This decrease was due to significantly lower rates for special access interstate and intrastate revenues. Basic local and long distance revenues were essentially flat at approximately $3.8 million for the three months ended September 30, 2004 and 2003.

      Other local exchange services revenue for the local exchange company segment increased by approximately $300,000 to approximately $2.5 million for the three months ended September 30, 2004. Approximately $200,000 of the increase was related to an increased number of VDSL customers, and approximately $100,000 was related to a contract awarded to Chillicothe Telephone involving equipment installation. This contract should be completed in 2004.

      All other revenues for the all other services segment increased by approximately $500,000 to approximately $1.2 million for the three months ended September 30, 2004. The increase was related to Horizon Services revenue derived from certain support services provided to Horizon PCS. This revenue was eliminated in consolidation prior to Horizon PCS' August 15, 2003 bankruptcy petition filing.

      Cost of equipment sales. Cost of goods sold primarily consists of business system sales and customer maintenance expenses. Cost of goods sold for the local exchange company segment was essentially flat at approximately $100,000 for the three months ended September 30, 2004 as compared to the same period in 2003.

      Cost of services. Cost of services includes customer care support and network-related costs, including switching, access and circuit expenses. Cost of services also includes expenses related to the installation of our VDSL service.

      Cost of services for the three months ended September 30, 2004 for the local exchange company segment increased approximately $200,000 to approximately $3.7 million as compared to the three months ended September 30, 2003. This increase was due to increased payroll costs and programming fees related to VDSL.

      Cost of services for the three months ended September 30, 2004 for all other services was essentially flat at approximately ($100,000) compared to the same period in 2003. This credit is from amortizing our deferred gain on sale of towers.

      Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs including marketing for VDSL. Selling and marketing expenses for the local exchange company segment and all other services increased approximately $100,000 to approximately $400,000 for the three months ended September 30, 2004 as compared to the same three months in 2003. This increase was primarily related to increased payroll related to selling and marketing for VDSL.

      General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses for the local exchange company segment were essentially flat at approximately $2.1 million for the three months ended September 30, 2004 and 2003.

      General and administrative expenses for all other services decreased by approximately $100,000 to approximately $2.8 million for the three months ended September 30, 2004. This decrease was the result of a decrease in the number of leased computers. We expect general and administrative expenses to increase in the fourth quarter of 2004 and the first quarter of 2005 as a result of professional fess associated with the potential stock splits of our Class B common stock.

      Non-cash compensation expense. Non-cash compensation expense is the amortization of the value of stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. Non-cash compensation expense for the local exchange company segment and all other services was essentially flat for the three months ended September 30, 2004 as compared to the same three months in 2003.

      Depreciation and amortization expense. Depreciation and amortization expense for the local exchange company segment decreased approximately $100,000 to approximately $2.2 million for the three months ended September 30, 2004 as compared to the same period in 2003. This decrease was related to property and equipment that reached the end of their useful lives.

      Interest expense, net. Interest expense for the local exchange company segment and all other services for the three months ended September 30, 2004, was essentially flat at approximately $700,000, as compared to the three months ended September 30, 2003. Capitalized construction interest was approximately $10,000 and $75,000, for the three months ended September 30, 2004 and 2003, respectively.

      Interest income and other, net. The local exchange company segment recorded approximately $80,000 of other income consisting of interest income and rental revenue in the three months ended September 30, 2004 as compared to approximately $5,000 during the same period in 2003. The rental revenue from Horizon PCS was eliminated in consolidation prior to Horizon PCS' August 15, 2003 bankruptcy petition filing.

      Income tax expense. Income tax expense for the local exchange company segment was essentially flat at approximately $300,000 for the three months ended September 30, 2004 and 2003.

      Net Income. The local exchange company segment reported net income of approximately $1.8 million for the three months ended September 30, 2004, compared to approximately $1.7 million for the same period in 2003. The increase in net income is a result of increased VDSL and rental revenue. We expect net income to be essentially flat for the remainder of 2004 as we expect network access revenue to continue decreasing along with increasing operating costs, offset by the increase in VDSL and rental revenue.

      Other comprehensive income (loss). The local exchange company recognized a loss of approximately $1,000 in the third quarter of 2004, compared to a loss of approximately $21,000 for the same period in 2003, related to the change in fair market value of its investments available-for-sale, net of taxes of approximately $500 and $10,400, respectively.

Information Services Business Segment

      The following discussion details the results of operations of our information services business segment for the last fiscal quarter.

Results of Operations

      Revenues. Internet access and information services declined approximately $100,000 to $900,000 for the three months ended September 30, 2004 as compared to the same period in 2003. This decrease was related to the decrease in bright.net revenues as the customer base continues to shift from bright.net to other high speed services, including VDSL provided by Chillicothe Telephone.

      Cost of equipment sales. Cost of goods sold primarily consists of business system sales and customer maintenance expenses. Cost of goods sold increased approximately $100,000 for the three months ended September 30, 2004 as compared to the same period in 2003. This increase was related to increased sales for Sights, Sounds, and Solutions. Sights, Sounds and Solutions designs, installs, and services audio and visual systems for residential and commercial applications.

      Cost of services. Cost of services includes customer care support and network-related costs. Cost of services for the three months ended September 30, 2004 for the information services business segment was essentially flat as compared to the same period in 2003.

      Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs. Selling and marketing expenses for the information services business segment were approximately $100,000, essentially flat for the three months ended September 30, 2004 as compared to the same three months in 2003.

      General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses for the information services business segment were essentially flat at $400,000 for the three months ended September 30, 2004 as compared to the same period in 2003.

      Depreciation and amortization expense. Depreciation and amortization expense was essentially flat at approximately $100,000 for the three months ended September 30, 2004 and 2003.

      Income tax benefit. Income tax benefit for the information services business segment was essentially flat at approximately $200,000 for the three months ended September 30, 2004 and 2003.

      Net Loss. The information services business segment lost approximately $300,000 during the three months ended September 30, 2004, slightly higher than the same period in 2003. This loss does not include the corporate allocations from Horizon Services of approximately $100,000. We expect these losses to continue at this level for the remainder of 2004 as the information services segment continues to build its customer base and expand its product offering.

Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

      This discussion and analysis is presented on an operating segment basis. The following unaudited table details the consolidated statements of income by operating segment for the nine months ended September 30, 2004 and 2003:

                                          For the Nine Months Ended September 30,
                                     ------------------------------------------------
                                      Wireless Business(1)     Local Exchange Company
(Dollars in thousands)               ----------------------    ----------------------
                                       2004         2003         2004         2003
                                     ---------    ---------    ---------    ---------
OPERATING REVENUES:
  PCS subscriber and
    roaming ......................   $      --    $ 151,897    $      --    $      --
  PCS equipment ..................          --        4,408           --           --
  Basic local and
    long-distance ................          --           --       11,333       11,079
  Network access .................          --           --       15,549       16,839
  Other local exchange
    services .....................          --           --        7,411        6,363

  Internet access and
    information services .........          --           --           --           --
  All other ......................          --           --           --           --
                                     ---------    ---------    ---------    ---------
    Total operating revenues .....          --      156,305       34,293       34,281
                                     ---------    ---------    ---------    ---------

OPERATING EXPENSES:

  Cost of PCS and other
    equipment sales ..............          --       12,035          570          267
  Cost of services ...............          --      116,490       11,068       10,314
  Selling and marketing ..........          --       28,585        1,130          993
  General and administrative .....          --       22,848        6,195        6,044
  Non-cash compensation ..........          --          263           --            4
  Loss on disposal of assets .....          --          216           --           --
  Depreciation and amortization ..          --       25,176        6,675        6,805
  Restructuring charges ..........          --        4,509           --           --
  Impairment of Horizon
    PCS assets ...................          --       73,760           --           --
                                     ---------    ---------    ---------    ---------
    Total operating expenses .....          --      283,882       25,639       24,427
                                     ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS) ..........          --     (127,577)       8,654        9,854
                                     ---------    ---------    ---------    ---------

NONOPERATING INCOME (EXPENSE):
  Interest expense, net ..........          --      (41,553)      (2,101)      (2,114)
  Subsidiary preferred
    stock dividends ..............          --       (7,816)          --           --
  Gain on sale of investment .....          --           --          753           --
  Interest income and
    other, net ...................          --          595          219           39
                                     ---------    ---------    ---------    ---------
  Total nonoperating expense .....          --      (48,774)      (1,129)      (2,075)
                                     ---------    ---------    ---------    ---------



LOSS BEFORE INCOME TAX EXPENSE
  and minority interest ..........          --     (176,351)       7,525        7,779

INCOME TAX (EXPENSE) BENEFIT .....          --        6,031       (1,383)      (1,388)

MINORITY INTEREST IN LOSS ........          --           --           --           --
                                     ---------    ---------    ---------    ---------

NET INCOME (LOSS) ................   $      --    $(170,320)   $   6,142    $   6,391
                                     =========    =========    =========    =========

OTHER COMPREHENSIVE INCOME (LOSS)
Net realized gain on hedging
  activities .....................          --          462           --           --

Net unrealized gain (loss) on
  securities available-for-sale,
  net of taxes ...................          --           --          184          334
Reclassification adjustment for
  gains included in net income,
  net of taxes ...................          --           --         (452)          --
                                     ---------    ---------    ---------    ---------

COMPREHENSIVE INCOME (LOSS) ......   $      --    $(169,858)   $   5,874    $   6,725
                                     =========    =========    =========    =========


                                          For the Nine Months Ended September 30,
                                     ------------------------------------------------
                                          Information
                                       Services Business         All Other Services
(Dollars in thousands)               ----------------------    ----------------------
                                       2004         2003         2004         2003
                                     ---------    ---------    ---------    ---------
OPERATING REVENUES:
  PCS subscriber and
    roaming ......................   $      --    $      --    $      --    $      --
  PCS equipment ..................          --           --           --           --
  Basic local and
    long-distance ................          --           --           --           --
  Network access .................          --           --           --           --
  Other local exchange
    services .....................          --           --           --           --

  Internet access and
    information services .........       2,852        3,060           --           --
  All other ......................          --           --        3,735          664
                                     ---------    ---------    ---------    ---------
    Total operating revenues .....       2,852        3,060        3,735          664
                                     ---------    ---------    ---------    ---------

OPERATING EXPENSES:

  Cost of PCS and other
    equipment sales ..............         282           85           --           --
  Cost of services ...............       2,507        2,584         (287)        (286)
  Selling and marketing ..........         325          300            4            9
  General and administrative .....       1,128        1,138        8,532        8,904
  Non-cash compensation ..........          --           --            1            8
  Loss on disposal of assets .....          --           --           --           --
  Depreciation and amortization ..         242          233           --           --
  Restructuring charges ..........          --           --           --           --
  Impairment of Horizon
    PCS assets ...................          --           --           --           --
                                     ---------    ---------    ---------    ---------
    Total operating expenses .....       4,484        4,340        8,250        8,635
                                     ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS) ..........      (1,632)      (1,280)      (4,515)      (7,971)
                                     ---------    ---------    ---------    ---------

NONOPERATING INCOME (EXPENSE):
  Interest expense, net ..........          --           --           --           --
  Subsidiary preferred
    stock dividends ..............          --           --           --           --
  Gain on sale of investment .....          --           --           --           --
  Interest income and
    other, net ...................          (1)          (1)          44            9
                                     ---------    ---------    ---------    ---------
  Total nonoperating expense .....          (1)          (1)          44            9
                                     ---------    ---------    ---------    ---------



LOSS BEFORE INCOME TAX EXPENSE
  and minority interest ..........      (1,633)      (1,281)      (4,471)      (7,962)

INCOME TAX (EXPENSE) BENEFIT .....         650          512           23           44

MINORITY INTEREST IN LOSS ........          --           --           --           --
                                     ---------    ---------    ---------    ---------

NET INCOME (LOSS) ................   $    (983)   $    (769)   $  (4,448)   $  (7,918)
                                     =========    =========    =========    =========

OTHER COMPREHENSIVE INCOME (LOSS)
Net realized gain on hedging
  activities .....................          --           --           --           --

Net unrealized gain (loss) on
  securities available-for-sale,
  net of taxes ...................          --           --           --           --
Reclassification adjustment for
  gains included in net income,
  net of taxes ...................          --           --           --           --
                                     ---------    ---------    ---------    ---------

COMPREHENSIVE INCOME (LOSS) ......   $    (983)   $    (769)   $  (4,448)   $  (7,918)
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

Results of Operations

      Revenues. Network access revenues decreased by approximately $1.3 million for the nine months ended September 30, 2004, to approximately $15.5 million. This decrease in access revenues was due to rate decreases in interstate and intrastate special access revenues for the nine months ended September 30, 2004 compared to the same period in 2003. Basic local and long distance revenue increased by approximately $200,000 to approximately $11.3 million for the nine months ended September 30, 2004. This increase was the result of increased asymmetrical digital subscriber line customers.

      Other local exchange revenue for the local exchange company segment increased by approximately $1.0 million to $7.4 million for the nine months ended September 30, 2004. This increase was driven by a contract awarded to Chillicothe Telephone involving equipment installation of approximately $400,000. This project should be completed in 2004. VDSL revenue increased approximately $500,000 as we continued to build our VDSL customer base. Miscellaneous local exchange revenue, including directory advertising, increased approximately $100,000 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      All other revenues for the all other services segment increased by approximately $3.0 million to approximately $3.7 million for the nine months ended September 30, 2004. The increase was related to Horizon Services revenue derived from certain support services provided to Horizon PCS. This revenue was eliminated in consolidation prior to Horizon PCS' August 15, 2003 bankruptcy petition filing.

      Cost of equipment sales. Cost of goods sold primarily consists of business system sales and customer maintenance expenses. Cost of goods sold for the local exchange company segment increased approximately $300,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. This increase is due to the contract mentioned above.

      Cost of services. Cost of services includes customer care support, and network-related costs, including switching, access and circuit expenses. Cost of services also includes expenses related to the installation of our VDSL service.

      Cost of services for the nine months ended September 30, 2004, was approximately $11.1 million for the local exchange company segment, compared to approximately $10.3 million for the nine months ended September 30, 2003, an increase of approximately $800,000. The increase is related to the continued installation and programming expenses associated with our VDSL service and to increased personnel wages and other related expenses.

      Cost of services for the nine months ended September 30, 2004 for all other services was essentially flat at approximately ($300,000) compared to the same period in 2003, due to amortizing a gain on sale of towers.

      Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs including marketing for VDSL. Selling and marketing expenses for the local exchange company segment was approximately $1.1 million for the nine months ended September 30, 2004, compared to approximately $1.0 million for the nine months ending September 30, 2003. The increase is related to additional payroll and related benefit expenses.

      General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses for the local exchange company segment increased by approximately $200,000 to approximately $6.2 million for the nine months ended September 30, 2004, primarily due to an increase in payroll and related benefits.

      General and administrative expenses for all other services was approximately $8.5 million for the nine months ended September 30, 2004 as compared to $8.9 million for the nine months ended September 30, 2003. This decrease was the result of a decrease in the number of leased computers. We expect general and administrative expenses to increase in the fourth quarter of 2004 and the first quarter of 2005 as a result of professional fess associated with the potential stock splits of our Class B common stock.

      Non-cash compensation expense. Non-cash compensation expense is the amortization of the value of stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. Non-cash compensation expense for the local exchange company segment and all other services was essentially flat for the nine months ended September 30, 2004 compared to the same nine months in 2003.

      Depreciation and amortization expense. Depreciation and amortization expense for the local exchange company segment decreased approximately $100,000 to approximately $6.7 million for the nine months ended September 30, 2004. This decrease was related to a switch that became fully amortized in 2003 and property and equipment that reached the end of their useful lives.

      Interest expense, net. Interest expense for the local exchange company segment and all other services for the nine months ended September 30, 2004 and 2003 remained unchanged at approximately $2.1 million. Capitalized construction interest was approximately $28,000 and $24,000, for the nine months ended September 30, 2004 and 2003, respectively.

      Gain on sale of investment. The local exchange company segment recorded a gain of approximately $800,000 related to the sale of approximately 50% of its investments available for sale.

      Interest income and other, net. The local exchange company segment recorded approximately $220,000 of other income in the nine months ended September 30, 2004. In the nine months ended September 30, 2003, income of approximately $40,000 was recorded related to non-operating corporate activity.

      Income tax expense. Income tax expense for the local exchange company segment was approximately $1.4 million for the nine months ended September 30, 2004 and 2003. All other services was essentially flat at an approximate tax benefit of $23,000 and $44,000 for the nine months ended September 30, 2004 and 2003, respectively.

      Net Income. The local exchange company segment reported net income of approximately $6.1 million for the nine months ended September 30, 2004, compared to approximately $6.4 million for the same period in 2003. Net income has declined as a result of higher operating expenses, including cost of service. We expect this trend to continue for the remainder of 2004.

      Other comprehensive income (loss). The local exchange company segment recognized approximately $184,000 of income for the nine months ended September 30, 2004, compared to income of approximately $334,000 for the same period in 2003, related to the increase in fair market value of its investments available-for-sale, net of tax expense of approximately $125,000 and approximately $172,000, respectively. The increase in fair market value was offset by the sale of approximately $452,000, or 50%, of the investments available-for-sale during the nine months ended September 30, 2004.

Information Services Business Segment

      The following discussion details the results of operations of our information services business for the past three fiscal quarters.

Results of Operations

      Revenues. Internet access and other revenues decreased by approximately $200,000 to $2.9 million for the nine months ended September 30, 2004. Other revenues were impacted by decreased bright.net dial-up Internet service subscribers. We believe a number of these lost dial-up customers have switched to high-speed VDSL service on our local exchange company segment.

      Cost of equipment sales. Cost of goods sold primarily consists of business system sales and customer maintenance expenses. Cost of goods sold increased approximately $200,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. This increase was related to increased sales for Sights, Sounds, and Solutions, and other consulting.

      Cost of services. Cost of services includes customer care support, and network-related costs. Cost of services for the nine months ended September 30, 2004, decreased approximately $100,000 to approximately $2.5 million for the nine months ended September 30, 2004 as compared to the same period for 2003. This decrease related to the decline in bright.net access expense.

      Selling and marketing expenses. Selling and marketing expenses consist of costs associated with local marketing and advertising programs. Selling and marketing expense was essentially flat at approximately $300,000 for the nine months ended September 30, 2004 and 2003.

      General and administrative expenses. General and administrative expenses include the costs related to corporate support functions. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. General and administrative expenses for the information services business segment were essentially flat at approximately $1.1 million for the nine months ended September 30, 2004 and 2003.

      Depreciation and amortization expense. Depreciation and amortization expense for the information services business segment was essentially flat at approximately $200,000 for the nine months ended September 30, 2004 and 2003.

      Income tax benefit. Income tax benefit for the information services business segment was approximately $650,000 for the nine months ended September 30, 2004, compared to approximately $510,000 for the same period in 2003, due to a higher net loss before tax in 2004.

      Net Loss. The information services business segment lost approximately $1.0 million during the nine months ended September 30, 2004, as compared to a net loss of approximately $800,000 during the same period in 2003. These losses do not include the corporate allocations from Horizon Services of approximately $300,000 for both the nine months ended September 30, 2004 and 2003. We expect these losses to continue at this level for the remainder of 2004 as the information services segment continues to build its customer base and expand its product offering.

Investment in Horizon PCS

      At September 30, 2004, Horizon Telcom has an investment in Horizon PCS on its balance sheet of $470.9 million. This investment represents the cumulative losses and cumulative investments made in Horizon PCS. On October 1, 2004, the effective date of Horizon PCS' emergence from bankruptcy, Horizon Telcom ceased to be the majority owner of Horizon PCS. As a result, this amount will be recognized as a gain on the deconsolidation of Horizon PCS in the fourth quarter of 2004.

      Horizon Services currently performs functions for all related companies and Horizon PCS. Should service to Horizon PCS be discontinued, or should Horizon PCS outsource these functions to another party, Horizon Services will need to restructure its staffing and other support services.

Liquidity and Capital Resources

      The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended based on our contractual level of long-term indebtedness:

(Dollars in millions)                                                      Years Ending December 31,
                                               ------------------------------------------------------------------
                                                2004           2005           2006           2007           2008        Thereafter
                                               ------         ------         ------         ------         ------       ----------
Chillicothe Telephone:
1998 Senior notes, due 2018 ..............     $ 12.0         $ 12.0         $ 12.0         $ 12.0         $ 12.0         $   --
     Fixed interest rate .................       6.72%          6.72%          6.72%          6.72%          6.72%          6.72%
     Principal payments ..................     $   --         $   --         $   --         $   --         $   --         $ 12.0
2002 Senior notes, due 2012 ..............     $ 30.0         $ 30.0         $ 30.0         $ 30.0         $ 30.0         $   --
     Fixed interest rate .................       6.64%          6.64%          6.64%          6.64%          6.64%          6.64%
     Principal payments ..................     $   --         $   --         $   --         $   --         $   --         $ 30.0

      Cash and working capital for Horizon Telcom is approximately $19.6 million and approximately $19.5 million, respectively. We feel that this level of working capital is adequate to maintain Horizon Telcom's operations for the next twelve months. Horizon Telcom generated approximately $10.9 million of cash flow from operations during the nine months of 2004. Horizon Telcom, through its Horizon Services subsidiary, received approximately $3.7 million from Horizon PCS for the nine months ended September 30, 2004. Future liquidity of Horizon Services will be impacted, perhaps materially, from the successful reorganization of Horizon PCS. Horizon Telcom, Chillicothe Telephone, Horizon Technology, and Horizon Services are not obligated to assist Horizon PCS.

      Cash flow from operations for the local exchange company and other related segments has historically been positive, but has been declining in recent years. Operating income has also been declining over the past 3 years. We expect operating income will continue to decline in the near term, as revenues will remain flat to slightly lower and expenses may increase slightly. Should this trend continue or should conditions worsen, liquidity may be impacted. We have taken steps internally to try to contain our rising costs. Beginning in July 2004, we reduced the benefits to be offered to future retirees. Employees who retire after July 15, 2004, will no longer be eligible for medical benefits under the Horizon Retiree Medical Plan. They will be eligible to participate in the Horizon Prescription Drug plan until Medicare Part D takes effect in 2006. In September 2004, we offered an early retirement incentive package to a number of employees. We continue to review other areas in an effort to improve our operating income.

      We have not been subject to income tax payments over the last 3 years, due to higher tax depreciation resulting in a net taxable loss. We expect this trend to reverse in the next several years, at which time we will become obligated to pay income taxes. In addition, in 2004, Chillicothe Telephone became subject to state income taxes.

      We have made a pension contribution in the first quarter of 2004. The amount of this contribution, while immaterial to the overall liquidity of Horizon Telcom, could increase in future years if the pension plan does not return favorable results. This contribution could have an impact on our future liquidity. Future payments related to our post retirement benefit plans may increase substantially which will also have an impact on our future liquidity. If a number of employees elect the early retirement option mentioned above, our pension contribution will increase in future years.

      Statement of Cash Flows. At September 30, 2004, we had cash and cash equivalents of approximately $19.6 million, and working capital of approximately $19.5 million. At December 31, 2003, we had cash and cash equivalents of approximately $17.1 million and working capital of approximately $18.5 million. The increase in cash and cash equivalents of approximately $2.5 million is primarily attributable to proceeds from the sale of our investment of approximately $850,000 and by cash provided by operating activities of approximately $10.9 million, offset by the payment of $1.0 million on the line of credit, the payment of approximately $1.4 million in dividends and funding our capital expenditures of approximately $6.9 million.

      Net cash provided by operating activities for the nine months ended September 30, 2004 was approximately $10.9 million represented by net income of approximately $711,000, and the impact of depreciation, accrued liabilities and post retirement benefits, offset by increases to accounts receivable. We expect this amount of cash flow from operations to remain at the same, or slightly lower, level for the rest of 2004.

      Net cash used in investing activities was approximately $6.0 million for the nine months ended September 30, 2004, reflecting $6.9 million for the deployment of capital necessary for our plant operations, offset by proceeds received from the partial sale of investments. We expect capital expenditures for the remainder of 2004 to continue at this pace.

      Net cash used in financing activities for the nine months ended September 30, 2004 was approximately $2.4 million, reflecting Chillicothe Telephone's payment on its line of credit for $1.0 million and Horizon Telcom's payment of dividends of approximately $1.4 million.

      Debt Covenants. As of September 30, 2004, Chillicothe Telephone was in compliance with the covenants set forth in its senior notes.

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

Recent Accounting Pronouncements

      In May 2004, FASB issued FSP 106-2. FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 signed into law on December 8, 2003. This act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. During the second quarter of 2004, the Company adopted the provisions of FSP 106-2. The impact of the adoption of FSP 106-2 has yet to be determined.

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

      While we cannot predict our ability to refinance existing debt, we continue to evaluate our interest rate risk on an ongoing basis. As of September 30, 2004, our $42,000,000 total debt is at a fixed rate.

ITEM 4. Controls and Procedures

      Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company. With the participation of management, the Company's CEO and CFO evaluated the Company's disclosure controls and procedures as of September 30, 2004.

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

      There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls during the quarter ended September 30, 2004.

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

      Horizon Telcom has agreements and relationships with third parties, including suppliers, subscribers and vendors that are integral to conducting its day to day operations. Horizon PCS' recently concluded bankruptcy proceedings could have a material adverse affect on the perception of Horizon Telcom and the Horizon Telcom business and its prospects in the eyes of subscribers, employees, suppliers, creditors and vendors. These persons may perceive that there is increased risk in doing business with Horizon Telcom as a result of Horizon PCS' recently concluded bankruptcy proceedings. Some of these persons may terminate their relationships with Horizon Telcom which would make it more difficult for Horizon Telcom to conduct its business.

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

      Risk of loss or reduction of network access charge revenues. Approximately 21% of Chillicothe Telephone's total revenues for the nine months ended September 30, 2004 came from network access charges which are paid to us by intrastate carriers and interstate long distance carriers for originating and terminating calls in the regions we serve. The amount of access charge revenues that we receive is calculated based on guidelines set by federal and state regulatory bodies, and such guidelines could change at any time. The FCC continues to reform the federal access charge system. States often mirror these federal rules in establishing intrastate access charges. It is unknown at this time how changes to the FCC's access charge regime will affect us. Federal policies being implemented by the FCC strongly favor access charge reform, and our revenues from this source could be at risk. Regulatory developments of this type could adversely affect our business.

      Risk of loss or reduction of Universal Service Support Fund. We receive Universal Service Support Fund ("USSF") revenues to support the high cost of our operations in rural markets. For the nine months ended September 30, 2004, USSF revenues accounted for approximately 25% of the total revenues of Chillicothe Telephone. If we were unable to receive support from the USSF, or if such support was reduced, we would be unable to operate as profitably as before such reduction.

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

RISKS RELATED TO HORIZON PCS

      Horizon PCS emerged from bankruptcy proceedings on October 1, 2004. While Horizon Telcom requested an equity participation in such proceedings, Horizon Telcom's entire equity investment in Horizon PCS, Inc. was eliminated.

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

            (b) Filed herewith.

(B)   Reports on Form 8-K

      On August 19, 2004, Horizon Telcom, Inc. filed a Current Report on Form 8-K regarding the announcement that its board of directors unanimously approved reverse and forward stock splits of its shares of Class B common stock.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HORIZON TELCOM, INC.
                                             (Registrant)

Date: November 10, 2004                      By: _______________________________
                                                 Thomas McKell
                                                 Chief Executive Officer

Date: November 10, 2004                      By: _______________________________
                                                 Thomas McKell
                                                 Interim Chief Financial Officer
                                                 (Principal Financial and
                                                 Chief Accounting Officer)